Form 10-K
period 2011-12-29
National CineMedia, LLC
filed 2012-03-21
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 19, 2012, the registrant had 111,466,181 common membership units outstanding (excludes restricted shares which have vested and stock options which have been exercised subsequent to December 29, 2011). The common membership units are not publicly traded.

PART I

The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Forward Looking Statements” as well as those discussed elsewhere in this Form 10-K.

In this document, unless the context otherwise requires:

•	“NCM LLC,” “the Company,” “we,” “us” or “our” refer to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005;

•

“NCM, Inc.,” refers to National CineMedia, Inc., a Delaware corporation, which acquired an interest in, and became a member and the sole manager of NCM LLC, upon completion of its initial public offering, or “IPO,” which closed on February 13, 2007;

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes Showplace Theatres, LLC and American Multi-Cinema, Inc., which became party to an amended and restated exhibitor services agreement, or “ESA,” with NCM LLC upon completion of NCM, Inc.’s IPO;

•

“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of NCM, Inc.’s IPO; and

•

“Regal” refers to Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of NCM, Inc.’s IPO.

Item 1.	Business

The Company

NCM LLC was organized on March 29, 2005 and began operations on April 1, 2005. NCM, Inc., the sole manager of NCM LLC, held 48.7% of the common membership units in NCM LLC as of December 29, 2011. Our founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 51.3% of NCM LLC’s common membership units.

We have long-term ESAs with our founding members and multi-year agreements with several other theatre operators whom we refer to as network affiliates. The ESAs and network affiliate agreements grant us exclusive rights in their theatres, subject to limited exceptions, to sell advertising and to sell and distribute Fathom Events.

Description of Business

Overview

We operate the largest digital in-theatre media network in North America, through which we sell in-theatre and online advertising, promotions and Fathom Events (both business and consumer entertainment events). Our advertising pre-show called “FirstLook,” lobby entertainment network (“LEN”), programming and Fathom Events are distributed across our digital content network (“DCN”) or live digital broadcast network (“DBN”), utilizing our proprietary digital content software (“DCS”).

We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute several versions of FirstLook on theatre screens, and advertising programming on our LEN. We also sell other forms of advertising and promotions in theatre lobbies and across our online network and mobile app called Movie Night Out. For the year ended December 29, 2011, advertising accounted for 88.7% of our total revenue.

•

Fathom Events and Other: We produce, market and distribute entertainment programming through the Fathom Consumer division, and multi-site corporate communication and marketing events through the Fathom Business division to theatres across our DCN (for pre-recorded events) and DBN (for both live and pre-recorded events). Our Fathom Business division facilitated business meetings and church services in individual movie theatres throughout our theatre network. For the year ended December 29, 2011, Fathom Events accounted for 11.3% of our total revenue. See “—Fathom Events” for additional information.

We believe that the reach and digital delivery capability of our network provide an effective platform for national and local advertisers to reach a large, young and affluent audience on a highly-targeted, engaging and measurable basis. During 2011, nearly 671 million patrons (on an annualized basis) attended movies shown in theatres in which NCM LLC currently has exclusive cinema advertising agreements in place. A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of December 29, 2011)

	Advertising Network				Fathom Events DBN
	Theatres	Digital Screens	Total Screens	% of Total	Digital Screens
Founding Members	1,157	14,625	15,265	81.8%	747
Network Affiliates	323	3,073	3,405	18.2%	284

Total	1,480	17,698	18,670	100.0%	1,031

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national and local advertising, as well as behind the scenes “making-of” and other entertainment content provided by our content partners. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions that include content and national advertisements that are targeted towards movie ratings and local and regional advertisements that play in specific theatre markets or geographic regions. We also distribute a pre-show called FirstLook Play designed for a young audience and played generally before “G” rated animated films. All FirstLook pre-shows are customized with the branding of the theatre circuits in which the programming plays. In April 2010, we began delivering our first 3D advertising campaigns; 3D ads run at the end of the FirstLook program prior to 3D films.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media and entertainment companies that we refer to as content partners. Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally two years) to buy a portion of our advertising inventory at a specified CPM (defined below). The original content produced by these content partners typically features behind-the-scenes interviews with producers, directors and actors or “making-of” segments relating to feature films, upcoming broadcasts or cable television shows. In addition, we have an exclusive two-year agreement (renewed in October 2011) with a major wireless communications company to exhibit a 30 second cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during the showing of the feature film, and a long-term agreement to display advertising (currently 60 seconds) of our founding members’ beverage supplier.

National advertising is sold on a CPM (cost per thousand) basis, while local advertising is sold on a per-screen, per-week basis. While we generally sell our national advertising units across our national network by film rating or groups of ratings, we also have the ability to sell portions of our network by individual film or film genre grouping, offering national advertisers a way to target specific audience demographics, at various price points and overall cost levels, which expands the number of potential clients.

The pre-feature advertising begins with a three to five-minute looping segment that consists of a digital carousel of static and moving slide images primarily for local advertisers. This digital carousel can loop partially or repeatedly and provides a mechanism to contract or expand depending on the time between feature film presentations. The local advertisements shown in the digital carousel are generally our lowest cost advertising inventory. We often bundle time in the digital carousel presentation with other LEN advertising inventory or lobby promotions.

FirstLook and FirstLook Play were created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating full-motion local and national advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA® or geographic region. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature primarily national advertisements. Both segment two and segment one include a two and one-half minute entertainment content segment provided by our content partners, along with national advertisements which are generally 30 or 60 seconds, including a 60 second advertisement at the end of segment one for the circuits’ beverage supplier. Segment two and segment one begin approximately 13 minutes and eight minutes, respectively, before the advertised show time.

In April 2010, we began selling 3D advertising that runs prior to select 3D films. The 3D advertisements are placed at the end of the 2D portion of the FirstLook pre-show, in front of feature film trailers (primarily 3D) and the 3D feature film. These 3D ads provide average advertising CPMs that are 50% to 100% higher than average 2D pricing due primarily to the improved recall (based on third-party research) associated with those 3D ads. Theatre patrons are prompted to put their glasses on prior to the 3D portion of FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3D feature film. This structure is designed to provide a better theatre patron experience.

As of December 29, 2011, approximately 95% of our total screens are part of our DCN representing approximately 96% of our total network attendance. As of December 29, 2011, approximately 10,400, or 59% of our 17,700 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The non-digital screens display national advertisements on 35 mm film or “rolling stock” and local advertisements using slide carousels.

The film trailers that typically run before the feature film are not part of FirstLook. Film trailers do not begin until after the FirstLook program ends at or about the advertised show time.

We offer multiple versions of FirstLook each month that include advertising content that is appropriate for a specific film rating category and branding of the specific theatre operator. This programming flexibility provides advertisers with the ability to target specific audience demographics and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. We rotate the entertainment content segments between theatres approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content segments.

Our goal in creating FirstLook as a branded entertainment program is to create a new “first release window” for advertising into the marketplace, similar to the way films are released first in cinemas. To that end, we encourage advertisers to provide us with advertisements before they are shown on other media platforms, different versions of those advertisements, or original content that is specifically created for cinema. We also offer pre- and post-production services to our clients (primarily local clients), for a fee, to enhance the quality of the content we display.

The FirstLook program also includes time slots for founding member and network affiliate advertisements to promote various activities associated with the operation of the theatres, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service or products sold in the theatre. This time is provided by us to the theatre operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 11 minutes of show time, and the remainder placed at our discretion. We may move the placement of the theatre operator advertisements up to one minute further from the advertised movie show time if we sell additional advertising units to third parties that precede the founding member advertisements.

Currently, under the ESAs the last 60 seconds of the FirstLook program is sold to all of our founding members. Prior to 2008, 90 seconds had been sold to all of our founding members. During 2008 the founding members renegotiated their agreements with their beverage supplier and as a result the on-screen beverage advertising was reduced to 60 seconds and we began to sell the other 30 seconds to other clients. This time is used to satisfy the circuits’ on-screen advertising commitments under their beverage concessionaire agreements. Through 2011, this time is priced on a CPM basis, which increases each year as specified in the ESA. Beginning in 2012, the CPM will go up by the percentage increase of our actual segment one CPM during the previous year.

The arrangements with our founding members relating to on-screen advertising for their beverage concessionaires, the agreements with our content partners and the cell phone PSA combined represented approximately $123 million or 28% of our total revenue for the year ended December 29, 2011.

Lobby Network and Promotions

Lobby Entertainment Network. Our LEN is a network of video screens strategically located throughout the lobbies of all of our digitally equipped founding member theatres and the majority of our network affiliate theatres. As of December 29, 2011, our LEN had 2,860 screens in 1,339 theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theatre and the same program is displayed simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for founding member advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator, vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the founding member at no cost and one minute of which the founding member may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call strategic programs.

Under the terms of the ESAs, the founding members also have the right to install additional screens in their theatre lobbies, which would not display our LEN programming, and would be used to promote strategic programs or their theatre concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service.

Lobby Promotions. We also sell a wide variety of advertising and promotional products in our theatre lobbies. These products can be sold individually or bundled with on-screen or LEN advertising. Lobby promotions typically include:

•	advertising on tickets and concession items such as beverage cups, popcorn bags and kids’ trays;

•	coupons and promotional materials, which are customizable by film or film rating category and are distributed to ticket buyers at the box office;

•	product sampling and display; and

•	signage throughout the lobbies, including posters, banners, counter cards, danglers, floor mats, standees and window clings.

Under the terms of the ESAs, the founding members may conduct a limited number of lobby promotions at no charge in connection with the promotion of motion pictures and their strategic programs; however, such activities will not reduce the lobby promotions inventory available to us.

Our ability to provide in-lobby marketing and promotional placements in conjunction with our other marketing solutions allows us to provide integrated marketing products to advertisers with multiple interactions with theatre patrons throughout the movie-going experience, which we believe is a competitive advantage over other national media platforms.

Branded Entertainment Websites and Mobile Applications

In 2009, we launched our branded consumer entertainment website, ncm.com, and updated our FathomEvents.com website and launched our online advertising network. In 2010 we launched our first mobile app, Movie Night Out and launched a new consumer website movienightout.com. In early 2012, we will launch a companion app that will allow on-screen ads to engage movie-goers’ smart phones which we expect will provide a unique integrated marketing tool for our clients that can be bundled with our on-screen and lobby marketing products. Our websites and app are meant to be an extension of our FirstLook pre-show in order to expand our advertising reach to online and mobile consumers and provide an opportunity to create a unique integrated bundle of marketing products for our clients. As part of our online advertising network strategy, we are developing and operating our websites and mobile app through our existing media production and technology group and selling the advertising on our advertising network through a small digital sales group and our existing national and local sales organizations. As these online and mobile activities are supported primarily through our existing staff and infrastructure, we believe that digital revenue and additional in-theatre integrated marketing packages can be developed with limited incremental investment and operating costs. We will employ several marketing strategies to drive traffic to our websites and promote the download and usage of our app including placing ads within our FirstLook pre-show. As of December 29, 2011, our online advertising network included 42 entertainment websites (including our 100% owned sites), with approximately 57 million unique visitors monthly. This vertically integrated online ad network provides advertisers the ability to target online entertainment consumers while providing publishers a way to benefit from our sales infrastructure and the integration and bundling with our in-theatre network.

Fathom Events

Our Fathom Events business focuses on the marketing and distribution across our digital network of live and pre-recorded entertainment programming to consumers. We believe our network provides a highly attractive high-definition distribution network to content owners to be used for individual programs or program series and also creates promotional opportunities for national brands through event sponsorships. Our Fathom Consumer events have included live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In 2010 we distributed our first ever live 3D event in select theatres. Event content is broadcast live over our DBN or on a pre-recorded basis over both our DBN and DCN and may be encrypted for piracy protection. As of December 29, 2011, our network has the capability to deliver:

•	live high-definition content to 1,031 screens with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all of our 17,698 digital screens on our DCN network.

We advertise our Fathom Consumer events either through a digital trailer shown after FirstLook or advertisements during FirstLook using designated slots and/or unsold advertising inventory, on lobby posters, on our LEN, our various websites and app and in some cases through radio trade-outs or paid media in select publications. We have developed content and cross-marketing relationships with several live content promotion companies and other owners of entertainment content. We believe that these partnerships and other new relationships that we are establishing will provide us with a consistent supply of programming as a Fathom relationship provides additional marketing channels for bands, promoters and content owners. We had several successful live events, including the New York Metropolitan Opera (“Met”), Lord of the Rings Trilogy, LA Philharmonic, Phantom of the Opera, Memphis and Twilight Saga to name a few of the over 100 events we held during 2011, a 41% increase over the number of 2010 events.

Our Fathom Business division facilitated live and pre-recorded networked and single-site business meetings, corporate communication and marketing events and church services in movie theatres. These events were typically, but not exclusively, scheduled from Monday through Thursday during off-peak hours when theatre attendance for movies is traditionally low. We held Fathom Business events with several Fortune 1000 companies and worship services with over 200 religious organizations during 2011.

During early 2012, we restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends we believe the Fathom Consumer division has greater future growth prospects and is more aligned with the movie exhibition business and our strategy of becoming a more powerful digital media platform. We expect the restructuring to provide us with the opportunity to expand event sponsorships and create a more robust mix of in-theatre programming which we believe will provide more long-term revenue and cash flow growth potential. Total revenue for the Fathom Business division declined over 13% in 2011 versus 2010 as continued improvement in the meeting facilities in hotels and more robust online and mobile meeting platforms put competitive pressure on Fathom’s corporate meeting services business. The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events. Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on our future Adjusted OIBDA is not expected to be material. See “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and the reconciliation to operating income.

Sales and Marketing

In-Theatre Advertising. We sell our in-theatre and online advertising products and event sponsorships through our national and local sales teams. We market our advertising products through our marketing group located primarily in our New York City sales office.

As of December 29, 2011, we had 35 advertising sales related personnel (including management and sales support staff) within our national sales group. During 2011, approximately 29% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain sales targets, with commissions or bonuses shared across the entire team in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of approximately 117 screens per representative. Their responsibility is to sell cinema advertising to direct local clients as well as larger regional advertisers. During 2011, approximately 76% of the compensation for local sales staff was based on an individual’s sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. As of December 29, 2011, we had 169 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local (including regional) advertising revenue by expanding the number of clients and client categories through sales outreach and several marketing tactics, including expansion and improvement of research provided to clients. We aggressively market and sell directly to clients as well as advertising agencies. We also on occasion place advertising in national trade publications, and commission third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. In addition, we believe that we are capturing increasing market share from traditional advertising media platforms such as broadcast TV by establishing cinema advertising as a more accountable and effective advertising medium relative to other media. As of December 29, 2011, we had 30 personnel based in New York and Denver that focus on the marketing, research and public relations aspects of our advertising business.

Fathom Events. As of December 29, 2011 we had a staff of 52 (including management and sales support staff) that is dedicated to sales, including a staff of 14 that market our Fathom Events business. As part of the Fathom Events restructuring during the first quarter of 2012, 36 employees (primarily sales and marketing) will be terminated or reassigned. In fiscal 2011, we facilitated approximately 8,900 Fathom Business sites (an increase of 1% over 2010), and held 104 Fathom Consumer events (an increase of 40.5% over 2010) attended by approximately 2,100,000 patrons (an increase of 11% over 2010). Fathom Consumer events are marketed primarily using designated and unsold inventory in the FirstLook pre-show, digital trailers after FirstLook, one sheets and other marketing materials in theatre lobbies, through our websites and app and internet sites of our programming partners and other cross-marketing activities including radio and cable TV advertising.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the consistent image and sound quality of the FirstLook and Fathom Event content distributed over our network, creating the highest possible cinema quality presentation for the creation of the FirstLook, LEN presentations and all of our other in-theatre marketing products, associated with our Fathom Events business. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show, Fathom Events and our internet sites and mobile app, has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising clients, build and retain relationships with network affiliates and market our Fathom Events. We provide a full spectrum of 2D services and in 2010 began 3D production and post-production services to our advertising clients on a per contract fee basis, including audio enhancements, color correction and noise reduction. As part of our post-production process we “up-convert” approximately 6% and 45% of the standard definition content that we receive from our national and regional clients, respectively, to high-definition format and quality cinema surround sound, ensuring a high quality, high impact presentation of our clients’ content and advertisements. Our expertise and experience in cinematic production and our ability to tailor advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television thus optimizing their original investment to the big-screen presentation. We also offer creative and production services to our clients (primarily local clients), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising. During 2011, we produced and performed post-production services for approximately 54% of the local advertisements that played across our networks. Our founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary DCS and various digital network technologies to deliver high-quality cinema advertising and live and pre-recorded Fathom Events to our network theatres. These technologies facilitate the delivery of a high-quality entertainment experience and provide advertising clients a lower cost and more programming flexibility than the 35 mm “rolling stock” still used to deliver cinema advertising in many theatres throughout the U.S. (including 5% of the screens in our network). Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various demographic groups by location, film rating or film title and measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network utilizing several carriers, is used to distribute our FirstLook and FirstLook Play content to 17,698 screens (95% of the total), 1,369 theatres and over 3.4 million seats, representing 96% of the total attendance of our advertising network as of December 29, 2011. Our DBN satellite network is used to support our live Fathom Events by broadcasting live feeds to over 1,000 screens in over 700 theatres and approximately 251,000 theatre seats.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to theatres. For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to theatres throughout our DCN. Our digital content system operated in our network operations center (“NOC”) combined with in-theatre systems that are connected to the in-theatre management systems are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums. The integrated DCN (including the DCS software) is controlled by our NOC in our Centennial, Colorado headquarters, which supports and monitors approximately 67,000 network hardware devices and more than 408,000 maintenance alarm technology points on the network as of December 29, 2011.

Through our NOC, we have access to and can monitor and initiate repairs to the equipment in our entire digital network of theatres. Our NOC operates 24 hours a day, seven days a week. Digital content is uploaded from our NOC and distributed through the DCN to theatres in advance of playback. The content is delivered via multicast technology to all theatres in our network and received by our theatre management system where it is held until displayed in specified theatre auditoriums according to its contract terms. Each theatre auditorium has a hardware and software architecture that controls the content to be shown in the auditoriums or over the LEN in the theatre lobby. After the theatre management system receives digital content, confirmation of content playback is returned via satellite to our NOC to be included in “post” reports provided to our advertising clients.

Company History

NCM LLC was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and Fathom Events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. On July 15, 2005, Cinemark joined NCM LLC as a founding member and by May 2006, all of Cinemark’s digital screens were connected to our DCN. After joining NCM LLC, AMC acquired Loews in 2006 and Cinemark acquired Century Theatres in 2006.

NCM, Inc.’s Initial Public Offering and Secondary Offering by AMC and Regal

On February 13, 2007, NCM, Inc. completed its IPO. As a result of the IPO and related restructuring transactions, NCM, Inc. became a member and the sole manager of NCM LLC by acquiring 44.8% of the common membership units of NCM LLC and NCM, Inc. became 100% owned by the public (including management). In connection with the completion of NCM, Inc.’s IPO, our agreements with our founding members, including the ESAs and the NCM LLC operating agreement, were amended and restated and we used $686.3 million of the proceeds received in the IPO to pay our founding members for their agreeing to modify NCM LLC’s payment obligations under the ESAs. Additionally, a recapitalization of NCM LLC was completed. The recapitalization involved a split in the number of NCM LLC common membership units, a non-cash recapitalization by NCM LLC into common and preferred membership units and the redemption of all preferred membership units by NCM LLC at an aggregate price of $769.5 million. Also, a NCM LLC senior secured credit facility was put into place.

The NCM LLC operating agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc. common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2010 in connection with the public offering of NCM, Inc. common stock by AMC and Regal, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units. In connection with such redemption, AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. NCM, Inc. contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions. Subsequent to the completion of the offering, NCM, Inc.’s ownership in NCM LLC increased to 48.2%.

Theatre Additions to Our Network Subsequent to NCM, Inc.’s Initial Public Offering

In accordance with our contractual agreements with our founding members, subsequent to NCM, Inc.’s IPO, 15,984,484 net additional NCM LLC units have been issued to the founding members related to the addition of approximately 74 million net attendees to our network from the net effect of new builds, acquisitions and theatre disposals, including Cinemark’s acquisition of Muvico in 2009, Regal’s acquisition of Consolidated Theatres in 2008 and AMC’s and Regal’s acquisition of certain theatres owned by Kerasotes Showplace Theatres in 2010. As of December 29, 2011, NCM, Inc. owned 48.7% of NCM LLC. In addition to the growth of our network from new founding member attendees, our network also included over 83 million attendees for 2011 through our exclusive network affiliate agreements with certain third-party theatre circuits, which expire at various dates.

NCM LLC’s Founding Members

Regal Entertainment Group

Regal operates the largest theatre circuit in the U.S. based on total number of screens. As of December 29, 2011, Regal operated 527 theatres with a total of 6,614 screens, all of which are located in the U.S. For the fiscal year ended December 29, 2011, Regal’s theatres had total attendance of over 211.9 million and Regal reported total revenue of approximately $2.7 billion.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM LLC issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made “integration” payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.

AMC Entertainment Inc.

AMC is the second largest theatre circuit in the U.S. based on total number of screens. As of December 29, 2011, AMC owned, operated or held interests in 347 theatres with a total of 5,048 screens globally, with approximately 96%, or 4,826, of its screens in the U.S. (including AMC Loews). For the twelve months ended December 29, 2011, AMC’s theatres had total worldwide attendance of over 192 million and AMC had revenue of $2.5 billion.

Cinemark, Inc.

Cinemark is the third largest theatre circuit in the U.S. based on total number of screens. As of December 31, 2011, Cinemark operated 456 theatres with a total of 5,152 screens globally, with approximately 75%, or 3,878, of its screens in the U.S. For the twelve months ended December 31, 2011, Cinemark’s theatres had total worldwide attendance of over 247 million and reported total revenue of $2.3 billion.

Operating Agreements with Our Founding Members

Exhibitor Services Agreements

NCM LLC has been the exclusive provider of in-theatre advertising (subject to certain pre-existing contractual obligations for on-screen advertising and other limited exceptions for the benefit of the founding members) in the founding members’ theatres pursuant to agreements entered into with AMC and Regal in March 2005 and with Cinemark in July 2005.

In connection with the completion of NCM, Inc.’s IPO, we entered into amended and restated ESAs with our founding members. Key provisions of the agreements include:

•

a term of 30 years beginning February 13, 2007 (the term relating to Fathom Events is initially five years with provisions for automatic renewal if certain financial performance conditions are met for additional five year terms through the 30 year initial term; the financial performance conditions for the Fathom Consumer entertainment programming part of Fathom Events were met and thus our rights have been extended for a second five year term through the end of fiscal 2016);

•	a five-year right of first refusal (except for the Fathom Business and Consumer divisions), which begins one year prior to the end of the term of the ESA;

•	exclusive rights to provide advertising for the founding members’ theatres subject to the founding members’ rights to do the following on a limited basis:

•	promote activities associated with theatre operations on screen, on the LEN and in the lobby (including on additional video screens in theatre lobbies); and

•

promote, on the LEN and in theatre lobbies only, certain non-exclusive cross-marketing arrangements with third parties entered into by the founding members which are designed to promote the theatres and the movie-going experience to increase attendance and revenue;

•	payment of a monthly theatre access fee to the founding members;

•

a right for the founding members to purchase up to 90 seconds of on-screen advertising time during the pre-feature program at a specified rate (intended to initially approximate a market rate with annual increases of 8% in year one and two and 6% in years three and four and market increases thereafter); this time, which was 60 seconds for 2011, satisfies the founding members’ obligation to provide certain on-screen advertising to their beverage concessionaires pursuant to their beverage concessionaire agreements;

•

requires founding members to make available to NCM LLC all acquired and newly constructed theatres for connection to the DCN, less the effect of any closed (prior to the expiration of their existing lease term) or sold theatres in exchange for newly issued NCM LLC units;

•	primary responsibility of the founding members to install network equipment in newly built theatres and to ensure that 90% of screens owned by founding members are digital; and

•	primary responsibility of NCM LLC to obtain, repair, maintain and replace the equipment not included in or on the theatre necessary to operate the DCN.

In October 2010, we agreed to an amendment of the ESAs to allow for the connection of our national advertising and Fathom Events networks to the founding members’ new, higher quality digital projection systems. These new systems will not only provide higher quality 2D images, they will also provide the capability to project 3D advertising and 3D live and pre-recorded events. Under these amendments, the founding members must connect to the DCN any theatre screen that they choose to convert to a digital projection system. The founding member will be responsible for purchasing, installing and maintaining the digital cinema equipment, and we will no longer be obligated to maintain or repair the lower-resolution projection equipment that has been replaced by the digital cinema equipment, however we will still maintain the remainder of the related DCN equipment. In addition, we will have the right, in any theatre auditorium capable of exhibiting 3D movies, to exhibit 3D advertising and, subject to additional conditions, programming services. We have agreed to pay the founding members an additional monthly theatre access fee for each theatre screen that has been converted to digital cinema equipment. It is expected that by the end of 2012 approximately 80% of our total digital screens and approximately 90% of our founding member digital screens will be equipped with the new digital cinema equipment and are expected to provide an enhanced digital cinema presentation.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from our founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since NCM, Inc.’s IPO date and we own those improvements, except for improvements that were developed jointly by us and the founding members.

We also have licensed intellectual property that is the subject of several U.S. patent applications relating to scheduling in-theatre advertising and digital content as well as matters relating to digital projector automation. These licenses are governed by the pre-IPO license agreement between NCM LLC and the founding members.

We have secured U.S. trademark registrations for NCM, National CineMedia and NCM Media Networks and have applied for several others. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names then our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. As of December 29, 2011, we have displayed advertising since 2006 with 316 national advertisers across a wide variety of industries. During the year ended December 29, 2011, we derived 69.3% of our advertising revenue from national clients (including advertising agencies that represent our clients), 9.8% from founding member beverage agreements and 20.9% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of our founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2011, we provided 60 seconds of on-screen advertising time to our founding members. The ESAs provide for the founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA. During 2011, the beverage concessionaire revenue was 8.7% of our total revenue.

Content Partners and Cell Phone PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with several entertainment and media companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option. We also have an exclusive cell phone courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2011, the total advertising purchased by these content partners and cell phone PSAs represented 19.5% of our total revenues.

Competition

Our advertising business competes in the estimated $174 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and effective forms of digital media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms and that cinema advertising is well positioned to benefit from these broad market trends.

Through the visual quality and impact of the big screen and surround sound, we are able to display high impact advertising impressions to our audiences. According to Nielsen IAG Research various cinema advertising has generated ad recall up to four times greater than the same advertising shown on television. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and to a broader audience than other cinema advertising companies, providing a more entertaining consumer experience and a more effective advertising platform for advertisers. We also believe that as online and mobile video platforms expand with the proliferation of viewing devices, such as tablets, video programming will become more fragmented and the national reach and high quality presentation of our network will become more valuable to marketers.

Our advertising business also competes with other providers of cinema advertising, which vary substantially in size. As the largest provider of cinema advertising in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to access a national and local audience as well as allowing us to better compete with television and other national advertising networks.

Our Fathom Consumer entertainment programming business competes with other broadcast and cable networks, large-scale public venues, including concert halls and other public meeting venues, and cable, broadcast and on-demand television events. We believe that the combination of our national theatre network, geographic distribution and high quality sight and sound presentation offers content owners and sponsors an effective venue for live and pre-recorded events such as music, sporting and other entertainment events.

Our Fathom Business division competed with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted online and across private teleconferencing networks. In addition, we offered clients the ability to combine a movie or Fathom Event with the meeting.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and number of Fathom events. Advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009, 2010 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%

Employees

We employed 640 people as of December 29, 2011, which includes employees in our Centennial, Colorado headquarters, people employed in our advertising sales offices in New York, Los Angeles and Chicago, our software development office in Minneapolis and local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. Five of the 640 employees were employed by NCM, Inc. and the expense for these employees was reimbursed to NCM LLC. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising that we need to comply with in our operations. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

Available Information

We maintain a website at www.ncm.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” located at the bottom of the page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Executive Officers of the Registrant

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding executive officers.

Forward-Looking Statements

In addition to historical information, some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	changes in the ESAs or lack of support by the founding members;

•	non-competition provisions of the ESAs being deemed unenforceable;

•	bankruptcy of one of the founding members;

•	national, regional and local economic conditions that may affect the markets in which we operate;

•	the levels of expenditures on advertising in general and cinema advertising in particular;

•	increased competition within the overall advertising industry;

•	technological changes and innovations, including 3D, digital cinema, alternative methods for delivering movies to consumers and failures or disruptions of our technology systems;

•	failure to effectively manage or continue our growth;

•	the popularity of major motion picture releases and level of theatre attendance, including at founding members’ theatres;

•	failure to retain our senior management;

•	shifts in population and other demographics;

•	infringement of our technology on intellectual property rights owned by others;

•	our ability to renew expiring advertising contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	our founding members’ ability to compete with us, influence our affairs and benefit from corporate opportunities that might otherwise be available to us;

•

risks and uncertainties relating to our significant indebtedness and investments, including the availability and adequacy of cash flows to meet our debt service requirements, including payments of amounts due under the Senior Notes and our existing senior secured credit facility;

•	fluctuations in operating costs, capital expenditures, revenue and Adjusted OIBDA;

•	future issuance of membership units

•	determination that NCM, Inc. or any of our founding members is an investment company;

•	determination that any amount of our tax benefits should not have been available;

•	changes in market interest rates and stock prices; and

•	changes in accounting principles, policies, guidelines or internal control over financial reporting.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative and not exhaustive. Our actual results, performance or achievements could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under “Risk Factors” below. Our historical financial data discussed prior to the completion of NCM, Inc.’s IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, that historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

1A. Risk Factors

Ownership of the Company’s notes involves certain risks. Holders of the Company’s notes and prospective investors should consider carefully the following risks and other information in this document, including our historical financial statements and related notes included herein. The risks and uncertainties described in this document are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. If any of the risks and uncertainties described in this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the value of the notes to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Changes in the ESAs with, or lack of support by, our founding members could adversely affect our revenue, growth and profitability

The ESAs with our founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. The term of the ESAs as they relate to each of the Fathom Consumer and Fathom Business divisions, is approximately five years from NCM, Inc.’s IPO with provisions for automatic renewals for a series of additional five year terms through February 2037, if certain financial performance conditions for each of the Fathom Consumer and Fathom Business divisions are met with respect to each division. The financial test for the Fathom Business division for the period ending December 29, 2011 was not met and certain of the rights and obligations associated with that part of the Fathom business are being transferred back to the founding member circuits. The financial performance conditions for the Fathom Consumer entertainment programming part of the Fathom business were met and thus our rights have been extended for a second five year term through the end of fiscal 2016. Our founding members’ theatres represent approximately 82% of the screens and approximately 87% of the attendance in our network as of December 29, 2011. If any one of the ESAs were terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, our founding members must make investments to replace digital network equipment within their theatres and equip newly constructed theatres with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theatres to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising, Fathom

Events revenue and operating margins may decline. If the founding members reject advertising or choose not to participate in certain Fathom Consumer events under the terms of the ESAs because they believe it would adversely affect their film attendance levels or the reputation of their company, our revenue from that business would be reduced.

If the non-competition provisions of the ESAs are deemed unenforceable, our founding members could compete against us and our business could be adversely affected

With certain limited exceptions, each of the ESAs prohibits the applicable founding member from engaging in any of the business activities that we provide in the founding member’s theatres under the ESA, and from owning interests in other entities that compete with us. These provisions are intended to prevent the founding members from harming our business by providing cinema advertising services directly to their theatres or by entering into agreements with third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:

•	is not necessary to protect a legitimate business interest of the party seeking enforcement;

•	unreasonably restrains the party against whom enforcement is sought; or

•	is contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the non-competition provisions contained in the ESAs. If a court were to determine that the non-competition provisions are unenforceable, the founding members could compete directly against us or enter into an agreement with another cinema advertising provider that competes against us. Any inability to enforce the non-competition provisions, in whole or in part, could cause our revenue to decline.

Because we rely heavily on our founding members’ ability to attract customers, any reduction in attendance at founding member theatres could reduce our revenue, or if one of our founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable

Our business is affected by the success of our founding members, who operate in a highly competitive industry. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the U.S. increased substantially, as movie theatres began to offer new amenities such as stadium seating, improved projection quality and superior sound systems. Annual theatre attendance has fluctuated over the last several years depending on the quality of motion pictures released by the major and independent studios. Over the last 20 years theatre attendance has fluctuated from year to year but on average has grown by an aggregate annual rate of approximately 1%. If future theatre attendance declines significantly over an extended time period, one or more of our founding members may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if the founding members fail to maintain their theatres and provide amenities that consumers prefer, or if they cannot compete successfully on pricing. Our founding members also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theatre patrons who view our advertising and pre-feature show.

Each of our founding members currently has a significant amount of indebtedness, which is below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy. For example, each of United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC) filed for bankruptcy during 2000 or 2001. The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the

ESA in a manner less favorable to us than the existing agreement. Should the founding member seek to sell or otherwise dispose of theatres or remove theatres from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theatres, the founding member would be required to surrender a portion of their NCM LLC units. Because we sell advertising based on the number of theatre patrons that will view the advertisement, a reduction in the number of theatres in our network could reduce the number of advertising impressions payable to us and thus could reduce our advertising revenue.

The recent and ongoing global economic uncertainty may adversely impact our business, operating results or financial condition

As widely reported, financial markets in the U.S., Europe and Asia have experienced extreme disruption since late 2008, and while there has been improvement during 2010 and 2011, the world-wide economy remains fragile as uncertainty remains regarding when the economy will improve to historical growth levels. Any return to the conditions that existed during the recent recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

•	increased competition for fewer advertising and entertainment programming dollars;

•	pricing pressure that may adversely affect revenue and gross margin;

•	reduced credit availability and/or access to capital markets;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•	customer financial difficulty and increased risk of doubtful accounts receivable.

Additionally, we use interest rate swaps to reduce our exposure to various interest rate risks, which qualify for hedge accounting for financial reporting purposes. Failure through bankruptcy or otherwise of the interest rate swap counterparties could cause these instruments to become ineffective for hedge accounting purposes, which could require any gains or losses associated with these instruments to be reported in our earnings each period. We are unable to predict the timing, duration or severity of any new disruption in financial markets and adverse economic conditions in the U.S. and other countries.

The markets for advertising and event content are competitive and we may be unable to compete successfully

The market for advertising is very competitive. Cinema advertising is a small component of the overall U.S. advertising market and thus we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and newly emerging media platforms such as the internet. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and internet portals and search engines.

We also compete directly with other cinema advertising companies. We expect these competitors to devote significant effort to maintaining and growing their respective positions in the cinema advertising segment. We also expect existing competitors and new entrants to the cinema advertising business to constantly revise and improve their business models in light of challenges from us or competing media platforms. If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

Our Fathom Consumer division focuses on the distribution of entertainment programming products. It includes live and pre-recorded concerts, opera, symphony and other types of music events, concert and DVD product releases, theatrical premieres, Broadway plays, as well as live sports and other special events. This business competes for music, sports and other entertainment programming with event venues and other national entertainment networks, some of which offer greater geographic reach and larger audiences. Accordingly, our ability to source a consistent flow of programming is contingent on our ability to develop and sustain relationships with content owners and our ability to continue to expand our network.

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising

The value of our advertising business could be adversely affected by a long-term multi-year decline in theatre attendance or even the perception by media buyers that our network was no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theatres include the following:

•

the shortening of the “release window” between the release of major motion pictures in the theatres and release to alternative methods for delivering movies to consumers, such as DVD or HD DVD, cable television, downloads via the Internet, video discs and cassettes, video on demand, satellite and pay-per-view services;

•	any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production industry; and

•

the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, cell phone PSA and our founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with six content partners, some of which date back as far as December 2002. None of these companies individually accounted for over 10% of our total revenue during the year ended December 29, 2011. However, the agreements with the content partners, cell phone PSA and beverage advertising with the founding members in aggregate accounted for approximately 31%, 27% and 28% of our total revenue during 2009, 2010 and 2011. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of any one or more of them as a customer could decrease our revenue and adversely affect our current and future operating results.

We generate a high percentage of our revenue and OIBDA from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 89% of our total revenue in the year ended December 29, 2011 from advertising sales (79% from national and 21% from local). A substantial portion of our advertising inventory is covered by contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television. Reductions in the size of advertisers’ budgets due to local or national economic trends or other factors could result in lower spending on cinema advertising in general or our advertising business in particular. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theatre advertising network could limit our ability to offer our clients innovative unique and integrated marketing products, which could limit our future revenue growth. Any failure by us to upgrade our technology to remain competitive, which may be adopted by other advertising platforms, could hurt our ability to compete with those companies. Under the terms of the ESAs with our founding members, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that our founding members upgrade the equipment or software installed in their theatres, but we must negotiate with our founding members as to the terms of such upgrade, including cost sharing terms, if any. For instance, during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to the founding members’ new digital cinema projection systems so that we could display our advertising and Fathom Events (including 3D) on their systems. As of December 29, 2011 we had approximately 10,400 screens within our network that were connected to digital cinema projection equipment and expect approximately 14,600 screens, or 80% of our total screens and 13,400 screens, or 90% of our founding member screens to be deployed with digital cinema equipment by the end of 2012. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software with the digital cinema systems, could slow or prevent the growth of our business.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations

The temporary or permanent loss of our computer equipment and software systems, through sabotage, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks, or other catastrophic events, could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.

Our business and operations are experiencing rapid growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients and providers of content for our Fathom Consumer business. To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our digital content system distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems. These enhancements and improvements will require allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner or at all, our ability to manage our limited advertising inventory and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

Our plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising and Fathom Consumer business, we are also considering other potential opportunities for revenue growth. The development of our internet advertising network and mobile app and the integration of these marketing products with our core on-screen and theatre lobby production is at an early stage, and may not deliver the benefits we have projected. Should these networks not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including the internet.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. We might not be able to find qualified replacements for our senior management if their services were no longer available to us; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Patents, copyrights, and other intellectual property rights cover our business and our in-theatre, online, and mobile services, including the websites we operate at ncm.com, nationalcinemedia.com, movienightout.com and FathomEvents.com and the features, functionality, content, and software we make available through those websites. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theatre, online, and mobile services. We may discover that our business or the technology we use to provide our in-theatre, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theatre, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theatre, online or mobile services may expose us to liability

Our in-theatre, online, and mobile services facilitate the distribution of content. This content includes advertising-related content, as well as movie and television content and other media, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

The personal information we collect and maintain through our online and mobile services may expose us to liability

In order to take advantage of some of the online and mobile services we provide users are required to establish an account on one of our websites. As a result, we will collect and maintain personal information about those users. We also collect and maintain personal information about users who view certain advertising displayed through our online and mobile services. Our collection and use of information regarding users of our online and mobile services could result in legal liability. For example, the failure, or perceived failure, to comply with federal, state or international privacy or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others.

Changes in regulations relating to the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses

A number of regulations, including those referenced below, may impact our business as a result of our online or mobile services. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for posting, or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these regulations, and other regulations relating to our online and mobile services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our online or mobile services. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable

Typically, our revenue and Adjusted OIBDA are lowest in the first quarter of the calendar year as advertising clients scale back their advertising budgets following the year-end holiday season, and our revenue is highest during the summer and the holiday season when theatre attendance is normally highest. However, a weak advertising market or the shift in spending of a major client from one quarter to another, the poor performance of films released in a given quarter or a disruption in the release schedule of films could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our financial performance in subsequent quarters.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. The use of LEN or lobby promotions by our founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 4.9% of our total advertising revenue for the year ended December 29, 2011. The founding members do not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

The founding members also have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the LEN. This additional lobby video network, which we refer to as the founders’ lobby network, may be used by the founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of the founders’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

Risks Related to Our Company Structure

Our level of debt could limit the cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing, if necessary

As of December 29, 2011, our total outstanding debt was $794.0 million. Our level of debt could have important consequences to our financial health. For example, our level of debt could, among other things:

•	make it more difficult for us to satisfy our financial obligations;

•

affect our liquidity by limiting our ability to obtain additional financing for working capital, or limit our ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;

•

require us to dedicate all or a substantial portion of our cash flow to service our debt, which would reduce funds available for other business purposes, such as capital expenditures, distributions or acquisitions;

•	limit our flexibility in planning for or reacting to changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors who may have less debt;

•	render us more vulnerable to general adverse economic and industry conditions; and

•

result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in the agreements governing our debt, which event of default could result in all of our debt becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

Any of the above factors could adversely affect our ability to meet our payment obligations under our debt.

To service our debt, we will require a significant amount of cash or refinancing, which depends on many factors beyond our control

Our ability to make payments on our debt and to fund operations will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, the borrowings under our existing senior secured credit facility all have an earlier maturity date than that of the Senior Notes, and we will be required to repay or refinance such debt prior to when the Senior Notes come due. If our cash flows were to prove inadequate to meet our debt service and other obligations in the future, we may be required to refinance all or a portion of our debt on or before maturity, to sell assets or to obtain additional financing. We may not be able to refinance any of our debt, including our existing senior secured credit facility and our 7.875% Senior Unsecured Notes due 2021 (the “Senior Notes”), sell any such assets or obtain additional financing on commercially reasonable terms or at all.

The indenture governing the Senior Notes and our existing senior secured credit facility contain restrictions which may limit our ability to operate our business

The indenture governing the Senior Notes and our existing senior secured credit facility contain operating and financial restrictions. These restrictions limit our ability to, among other things:

•	incur additional debt;

•	make distributions or make certain other restricted payments or investments;

•	incur liens;

•	sell assets or merge with or into other companies; and

•	enter into transactions with affiliates.

These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, the indenture governing the Senior Notes and our existing senior secured credit facility require us to maintain a specified net senior secured leverage ratio. We may be required to take action to reduce our debt or act in a manner contrary to our business objectives to meet this ratio and satisfy the covenants in our debt agreements. Events beyond our control, including changes in economic and business conditions in the markets in which we operate, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our existing or any future debt agreements, and our lenders may not waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt agreements could result in a default under such debt agreements, which could lead to that debt becoming immediately due and payable and, if such debt is secured, foreclosure on our assets that secure that debt which, in the case of our senior secured credit facility, could result in foreclosure on substantially all of our assets. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our senior secured credit facility also would prevent us from borrowing additional money under the revolving credit facility. A default under any of our debt agreements could, in turn, result in defaults under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any. Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under our existing senior secured credit facility or any of our other obligations accelerate the maturity of those obligations, we may not have sufficient assets to satisfy our obligations under the notes or our other debt.

Despite our current levels of debt, we may still incur substantially more debt ranking senior to or equal in right of payment with the Senior Notes, including secured debt, which would increase the risks associated with our level of debt

The agreements relating to our debt, including the Senior Notes and our existing senior secured credit facility, limit but do not prohibit our ability to incur additional debt senior to or equal in right of payment with the Senior Notes, and the amount of debt that we could incur could be substantial. Accordingly, we could incur significant additional debt in the future, including additional debt under our senior secured credit facility and additional senior pari passu or senior subordinated notes. Much of this additional debt could constitute secured or senior pari passu debt. In addition, certain types of liabilities are not considered “Indebtedness” under the indenture, and the indenture does not impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might designated as “unrestricted subsidiaries” (as defined in the indenture). If new debt is added to our current debt levels, the related risks that we now face, including those described under “—Our level of debt could limit the cash flow available for our operations and could adversely affect our ability to service our debt or obtain additional financing, if necessary,” could intensify.

Our debt agreements give us flexibility to take certain actions that could increase risks associated with our liquidity and debt service, including the ability to distribute all of our quarterly available cash as a restricted payment or an investment if we meet a minimum leverage ratio test

The restricted payments covenants in the indenture governing the Senior Notes and in the existing senior secured credit facility permit us to make significant restricted payments and investments. Such covenants provide that, so long as there is no default or event of default, we may dividend or distribute, or make an investment in an amount equal to, up to 100% of quarterly available cash (as defined in the indenture and the existing senior secured credit facility) if our net senior secured leverage ratio is equal to or less than 6.5 times. For the fiscal year ended December 29, 2011, we would have been permitted to dividend or distribute, or make an investment in an amount equal to, approximately $43.1 million as a restricted payment which was distributed in the first quarter of 2012. In addition, such covenants provide that we may dividend or distribute 100% of any net proceeds from sales of our equity or, if our total leverage ratio is equal to or less than 6.25 times, from sales of subordinated debt. As of December 29, 2011, our net senior secured leverage ratio (as calculated in accordance with our senior secured credit facility) was 2.7 times. As a result, we may have limited or no available cash and this could increase risks associated with our liquidity and debt service, including our ability to repay debt, including the Senior Notes, at maturity or in the event of a change of control or other repayment event.

Our founding members or their affiliates may have interests that differ from those of NCM, Inc. and they may be able to influence our affairs

So long as a founding member beneficially owns at least 5% of our issued and outstanding common membership units, approval of at least 90% of the directors of NCM, Inc. then in office (provided that if the board has less than ten directors, then the approval of at least 80% of the directors then in office) will be required before NCM, Inc. may take any of the following actions or may, in its capacity as manager of NCM LLC, authorize us to take any of the following actions:

•	assign, transfer, sell or pledge all or a portion of the membership units of NCM LLC beneficially owned by NCM, Inc.;

•	acquire, dispose, lease or license assets with an aggregate value exceeding 20% of the fair market value of the business of NCM LLC operating as a going concern;

•	merge, reorganize, recapitalize, reclassify, consolidate, dissolve, liquidate or enter into a similar transaction;

•	incur any funded indebtedness or repay, before due, any funded indebtedness with a fixed term in an aggregate amount in excess of $15 million per year;

•

issue, grant or sell shares of NCM, Inc. common stock, preferred stock or rights with respect to common or preferred stock, or NCM LLC membership units or rights with respect to membership units, except under specified circumstances;

•	amend, modify, restate or repeal any provision of NCM, Inc.’s certificate of incorporation or bylaws or the NCM LLC operating agreement;

•	enter into, modify or terminate certain material contracts not in the ordinary course of business as defined under applicable securities laws;

•	except as specifically set forth in the NCM LLC operating agreement, declare, set aside or pay any redemption of, or dividends with respect to membership interests;

•	amend any material terms or provisions (as defined in the NASDAQ rules) of NCM, Inc.’s equity incentive plan or enter into any new equity incentive compensation plan;

•

make any change in the current business purpose of NCM, Inc. to serve solely as the manager of NCM LLC or any change in the current business purpose of NCM LLC to provide the services as set forth in the ESAs; and

•	approve any actions relating to NCM LLC that could reasonably be expected to have a material adverse tax effect on the founding members.

Pursuant to a director designation agreement, so long as a founding member owns at least 5% of our issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to NCM, Inc.’s ten-member board of directors who will be voted upon by NCM, Inc.’s stockholders. One such designee by each founding member must meet the independence requirements of the stock exchange on which NCM, Inc.’s common stock is listed. If, at any time, any founding member owns less than 5% of our then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation.

If any director designee to NCM, Inc.’s board designated by our founding members is not appointed to NCM, Inc.’s board, nominated by NCM, Inc. or elected by NCM, Inc.’s stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of our issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.

For purposes of calculating the 5% ownership threshold for the supermajority director approval rights and director designation agreement provisions discussed above, shares of NCM, Inc.’s common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM, Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of NCM, Inc.’s common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units.

Under these circumstances, NCM, Inc.’s corporate governance documents will allow our founding members and their affiliates to exercise a greater degree of influence in the operation of our business and that of NCM, Inc. and the management of our affairs and those of NCM, Inc. than is typically available to stockholders of a publicly-traded company. Even if our founding members or their affiliates own a minority economic interest (but not less than 5%) in NCM LLC, they may be able to continue exerting such degree of influence over us and NCM, Inc.

Different interests among our founding members or between our founding members and us could prevent us from achieving our business goals

For the foreseeable future, we expect that NCM, Inc.’s board of directors will include directors and executive officers of our founding members and other directors who may have commercial or other relationships with our founding members. The majority of our outstanding membership interests also are owned by our founding members. Our founding members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict with those of the other founding members. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among our founding members.

In addition, the structural relationship we have with our founding members could create conflicts of interest among the founding members, or between the founding members and us, in a number of areas relating to our past and ongoing relationships. There is not any formal dispute resolution procedure in place to resolve conflicts between us and a founding member or between founding members. We may not be able to resolve any potential conflicts between us and a founding member and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

The corporate opportunity provisions in NCM, Inc.’s certificate of incorporation could enable the founding members to benefit from corporate opportunities that might otherwise be available to us

NCM, Inc.’s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both our founding members and us. It provides that if a corporate opportunity is offered to us, NCM, Inc. or one or more of the officers, directors or stockholders (both direct and indirect) of NCM, Inc. or a member of NCM LLC that relates to the provision of services to motion picture theatres, use of theatres for any purpose, sale of advertising and promotional services in and around theatres and any other business related to the motion picture theatre business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of NCM Inc’s officers in his capacity as an officer), no such person shall be liable to NCM, Inc. (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.

In addition, the NCM, Inc. certificate of incorporation and our operating agreement expressly provide that our founding members may have other business interests and may engage in any other businesses not specifically prohibited by the terms of the certificate of incorporation, including the exclusivity provisions of the ESAs. The parent companies of the founding members are not bound by the ESAs and therefore could develop new media platforms that could compete for advertising dollars with our services. Further, we may also compete with the founding members or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the founding members to themselves or their other affiliates or we lose key personnel to them.

The agreements between us and our founding members were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties

The ESAs and the other contractual agreements that we have with our founding members were negotiated in the context of an affiliated relationship in which representatives of our founding members and their affiliates comprised NCM, Inc.’s entire board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of our founding members, and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.

If NCM, Inc. or our founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted

We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, NCM, Inc. controls us, and its interest in us is not an “investment security” as that term is used in the Investment Company Act. If NCM, Inc. were to stop participating in the management of NCM LLC, its interest in us could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). NCM, Inc.’s sole material asset is its equity interest in us. A determination that such asset was an investment security could result in NCM, Inc. being considered an investment company under the Investment Company Act. As a result, NCM, Inc. would become subject to registration and other burdensome requirements of the Investment Company Act. In addition, the requirements of the Investment Company Act could restrict our business activities, including our ability to issue securities.

We and NCM, Inc. intend to conduct our operations so that NCM, Inc. is not deemed an investment company under the Investment Company Act. However, if anything were to occur that would cause NCM, Inc. to be deemed an investment company, NCM, Inc. would become subject to restrictions imposed by the Investment Company Act. These restrictions, including limitations on our capital structure and our ability to enter into transactions with our affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our financial performance and operations.

We also rely on representations of our founding members that they are not investment companies under the Investment Company Act. If any founding member were deemed an investment company, the restrictions placed upon that founding member might inhibit its ability to fulfill its obligations under its ESA or restrict our ability to borrow funds.

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness in the future could cause a loss of investor confidence. We may not be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we may not be able to retain sufficient skilled finance and accounting personnel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 29, 2011. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the network operations center)	82,721 sq. ft.
Chicago, IL (2)	Regional Advertising Sales Office	3,242 sq. ft.
New York, NY (3)	Regional Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Regional Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Regional Advertising Sales Office	5,926 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2014.
(3)	This facility is leased through April 30, 2017.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through February 29, 2015.
(6)	This facility is leased through April 30, 2016.

Item 3.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material affect on our operating results or financial condition.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no market for NCM LLC’s common membership units. All of NCM LLC’s outstanding membership units are owned by NCM, Inc. and NCM LLC’s three founding members.

Dividend Policy

None.

Use of Proceeds from Sale of Registered Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchase Program

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

Not applicable.

Item 6.	Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and historical interim financial statements, which have not been included in this document.

The results of operations data for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 and the balance sheet data as of December 29, 2011 and December 30, 2010 are derived from the audited financial statements of NCM LLC included elsewhere in this document. The results of operations data for the years ended January 1, 2009 and December 27, 2007 and the balance sheet data as of December 31, 2009, January 1, 2009 and December 27, 2007 are derived from the audited financial statements of NCM LLC (not presented herein).

The historical financial statements for periods prior to February 13, 2007 do not reflect what our results of operations and financial position would have been had we been a public company for the periods presented. Specifically, such historical results of operations do not give effect to the matters set forth below:

•

the terms of the ESAs, which differ from our prior contractual arrangements with our founding members and have ongoing material significance to our results of operations, (i) assign legacy contracts to NCM LLC, (ii) make additional inventory of lobby promotions, Fathom Business and Consumer events available to NCM LLC on a pre-approved basis, (iii) make additional theatre advertising inventory available to NCM LLC, to sell such inventory at stated rates to the founding members in order for them to fulfill their on-screen advertising commitments to their beverage concessionaires, and (iv) change the formula for the calculation of the circuit share expense (known as the theatre access fee in the ESAs);

•

the completion of the non-cash recapitalization of NCM LLC pursuant to which existing members of NCM LLC received one common membership unit and one preferred membership unit in exchange for each outstanding common membership unit;

•

the completion of the financing transaction, pursuant to which the preferred membership units issued to the founding members in a non-cash recapitalization of NCM LLC were redeemed from the proceeds of a term loan that is part of our senior secured credit facility;

•	the completion of NCM, Inc.’s IPO and the use of proceeds therefrom, including NCM, Inc.’s acquisition of 44.8% of the common membership units in NCM LLC at the date of the IPO, and

•	the payment by NCM LLC of a portion of the proceeds it received from NCM, Inc. to our founding members for their agreeing to modify our payment obligations under the ESAs.

Results of Operations Data ($ in millions)	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007

REVENUE:

Advertising	$386.1	$379.4	$335.1	$330.3	$282.7	$20.6

Administrative Fees—Members	—	—	—	—	—	0.1

Fathom Events	49.2	48.0	45.5	38.9	25.4	2.9

Other	0.1	0.1	0.1	0.3	0.2	—

Total	435.4	427.5	380.7	369.5	308.3	23.6

OPERATING EXPENSES:

Advertising operating costs	24.6	21.7	20.0	18.7	9.1	1.1

Fathom Events operating costs	34.1	32.4	29.1	25.1	15.4	1.4

Network costs	17.7	20.0	18.6	17.0	13.3	1.7

Theatre access fees—founding members	55.4	52.6	52.7	49.8	41.5	14.4

Selling and marketing costs	59.8	57.9	50.2	47.9	40.9	5.2

Administrative costs	17.6	17.9	14.8	14.5	10.0	2.8

Administrative fee—managing member	13.7	16.6	10.8	9.7	9.2	—

Severance plan costs	—	—	—	0.5	1.5	0.4

Depreciation and amortization	18.8	17.8	15.6	12.4	5.0	0.7

Other costs	—	—	0.7	0.7	0.9	—

Total	241.7	236.9	212.5	196.3	146.8	27.7

OPERATING INCOME (LOSS)	193.7	190.6	168.2	173.2	161.5	(4.1)

NON-OPERATING EXPENSES	58.9	49.9	38.1	77.3	47.8	0.1

INCOME (LOSS) BEFORE INCOME TAXES	134.8	140.7	130.1	95.9	113.7	(4.2)

Provision for income taxes	0.3	0.5	0.8	0.6	—	—

Equity loss from investments, net	—	0.7	0.8	—	—	—

NET INCOME (LOSS)	$134.5	$139.5	$128.5	$95.3	$113.7	$(4.2)

Other Financial and Operating Data ($ in millions)	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007
OIBDA (1)	$212.5	$208.4	$183.8	$185.6	$166.5	$(3.4)

Adjusted OIBDA (1)	224.3	222.4	189.3	189.5	171.1	(2.7)

Adjusted OIBDA Margin (1)	51.5%	52.0%	49.7%	51.3%	55.5%	NM

Capital Expenditures	$13.7	$10.4	$8.6	$16.7	$14.4	$0.6

Founding Member Screens at Period End (2) (6)	15,265	14,997	14,401	14,331	13,261	*13,127

Total Screens at Period End (3) (6)	18,670	17,302	16,803	17,313	15,265	*14,081

Digital Screens at Period End (4) (6)	17,698	16,003	15,413	15,263	13,254	*11,463

Total Attendance for Period (in millions) (5) (6)	636.8	637.4	667.2	643.0	504.3	70.8

*	— As of December 28, 2006

	As of
Balance Sheet Data (in millions)	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009	Jan. 1, 2009	Dec. 27, 2007
Cash and cash equivalents	$9.2	$13.8	$37.8	$34.1	$7.5
Receivables, Net	96.6	100.1	89.0	92.0	91.6
Property and Equipment, Net	24.6	19.8	23.7	28.0	22.2
Total Assets	421.4	426.0	304.4	279.9	144.2
Borrowings	794.0	775.0	799.0	799.0	784.0
Members’ Equity/(deficit)	(527.5)	(506.6)	(639.6)	(685.6)	(713.8)
Total Liabilities and Members’ Equity	421.4	426.0	304.4	279.9	144.2

Notes to the Selected Historical Financial and Operating Data

1. Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs, deferred stock compensation and severance plan costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million, $4.7 million, and $11.2 million for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, respectively. Regal made Consolidated Theatres’ payments to NCM LLC pursuant to the revised ESAs, which were $0.7 million, $3.9 million, $3.2 million and $2.8 million for the years ended December 29, 2011, December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

2. Represents the sum of founding member screens.

3. Represents the total screens within NCM LLC’s advertising network.

4. Represents the total number of screens that are connected to our DCN.

5. Represents the total attendance within NCM LLC’s advertising network.

6. Excludes AMC Loews for all periods prior to June 2008 and excludes Star Theatres for periods prior to April 2009. Excludes Consolidated Theatres for all periods prior to June 2011.

The following table reconciles operating income (loss) to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007
Operating income (loss)	$193.7	$190.6	$168.2	$173.2	$161.5	$(4.1)

Depreciation and amortization	18.8	17.8	15.6	12.4	5.0	0.7

OIBDA	$212.5	$208.4	$183.8	$185.6	$166.5	$(3.4)

Severance plan costs	—	—	—	0.5	1.5	0.4

Share-based compensation costs (1)	11.8	14.0	5.5	3.4	3.1	0.3

Adjusted OIBDA	$224.3	$222.4	$189.3	$189.5	$171.1	$(2.7)

Total Revenue	$435.4	$427.5	$380.7	$369.5	$308.3	$23.6
Adjusted OIBDA margin	51.5%	52.0%	49.7%	51.3%	55.5%	NM

(1)	Share-based payments costs are included in network operations, selling and marketing, administrative expense and administrative fee-managing member in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Part 1, some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. The following discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto included elsewhere in this document.

Overview

We operate the largest digital in-theatre network in North America, for the distribution of advertising, and Fathom Consumer and Business events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with our founding members and multi-year agreements with several network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events businesses are distributed across our proprietary DCN and live DBN. Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data”, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location, as well as, our operating cash flow and related financial leverage and revolving credit facility to ensure that there is adequate cash availability to fund our debt obligations.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors.”

Summary Historical and Operating Data

You should read this information together with the other information contained in this document, including “Business-Company History”, and our audited historical financial statements and the notes thereto included elsewhere in this document.

The following table presents operating data and Adjusted OIBDA. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per attendee data)	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Revenue	$435.4	$427.5	$380.7
Operating income	$193.7	$190.6	$168.2
Adjusted OIBDA	$224.3	$222.4	$189.3
Adjusted OIBDA margin	51.5%	52.0%	49.7%

Total advertising revenue	$386.1	$379.4	$335.1
Total theatre attendance	636.8	637.4	667.2
Total advertising revenue per attendee	$0.606	$0.595	$0.502

Basis of Presentation

The results of operations data discussed herein were derived from the audited financial statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2011, 2010 and 2009 contained 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 29, 2011	2011
December 30, 2010	2010
December 31, 2009	2009

Results of Operations

Years Ended December 29, 2011 and December 30, 2010

Revenue. Total revenue of the Company for the year ended December 29, 2011 increased 1.8% to $435.4 million compared to $427.5 million for the 2010 period. The increase in total revenue was the result of a 1.8% increase in total advertising revenue (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a 2.5% increase in Fathom Events revenue.

National advertising revenues of $305.5 million (including $38.0 million of beverage revenue) for the year ended December 29, 2011 decreased 1.2% from $309.1 million (including $37.2 million of beverage revenue) for the 2010 period. National advertising revenue (excluding beverage revenue) for the year ended December 29, 2011 decreased $4.4 million, or 1.6% to $267.5 million compared to $271.9 million for the 2010 period. This decrease was primarily due to the combination of a very strong TV upfront during May and June followed by a weakening of the economy in July through October when a large percentage of our fourth quarter national advertising commitments are secured. These factors combined with a reduction in the spending of one significant military client in the first quarter contributed to a decrease in inventory utilization (excluding beverage revenue) to 100.3% for the year ended December 29, 2011 as compared to 101.5% for the year ended December 30, 2010. Inventory utilization is calculated based on 11 30-second salable national advertising units in our pre-show, which can be expanded. The decrease in client budgets available to us and our lower utilization also contributed to a 0.4% decrease in national advertising CPM (excluding beverage revenue). The 2.2% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to the impact of the annual contractual 6% beverage revenue CPM increase, partially offset by a 2.0% decrease in founding member attendance for 2011 as compared to 2010. The decrease in founding member attendance reflects lower overall industry attendance, offset by the acquisition of certain Kerasotes theatres (previously a network affiliate) by AMC in mid-2010. Our make-good reserve balance of $2.7 million at December 29, 2011 decreased slightly from a balance of $2.8 million at December 30, 2010. The Company expects to recognize the majority of this make-good reserve balance in the first quarter of 2012.

Local advertising revenue increased $10.3 million, or 14.7%, to $80.6 million for the year ended December 29, 2011 compared to $70.3 million for the 2010 period. The increase was due to the continued expansion of our network that resulted in better geographic coverage allowing us to sell more effectively to larger regional clients and nationally recognized clients that placed ads regionally. The Company’s number of local advertising contracts decreased 7.5% due to the continued impact of the weak economy on smaller businesses, while the average contract value increased 23.4% due to increased sales to larger regional clients or nationally recognized clients placing ads regionally. Local revenue per theatre attendee increased 15.5% to $0.127 per attendee for the full year of 2011 compared to $0.110 for the 2010 period, due to the increase in revenue combined with a 0.1% decrease in theatre attendance.

Total advertising revenue (including beverage revenue) per attendee for the year ended December 29, 2011 increased 1.8%. Total advertising revenue per attendee (excluding beverage revenue) increased 1.9% to $0.547 from $0.537 for the 2010 period. The increase in the advertising revenue per attendee is due to the impact of a 1.8% increase in total advertising revenue (including beverage revenue), combined with the 0.1% decrease in theatre attendance.

Fathom Events revenue increased 2.5%, or $1.2 million, to $49.2 million for the year ended December 29, 2011 compared to $48.0 million for the 2010 period. Our Fathom Consumer events revenue increased $3.5 million or 11.1% due to a 40.5% increase in the number of event nights offset by a 25.0% decrease in revenue per event related to the testing of several new event genres. This increase was offset by a $2.3 million, or 13.9% decrease in Fathom Business events revenue due to continued negative impact from the slow economic recovery and the competitive impact of better meeting facilities being built in hotels and more robust meeting services being offered on the internet.

Operating expenses. Total operating expenses for the year ended December 29, 2011 were $241.7 million, an increase of 2.0% from $236.9 million for the 2010 period. Set forth below is a discussion of the more significant operating expenses.

Advertising operating costs. Advertising operating costs of $24.6 million for the year ended December 29, 2011 increased 13.4% from the $21.7 million for the 2010 period. This increase was primarily the result of the 14.7% increase in local advertising revenue combined with the increase in the percentage of affiliate attendance in 2011 versus 2010, which resulted in a $4.2 million, or 29.2% increase in the network affiliate theatre circuits expense. This increase was partially offset by a $1.0 decrease in advertising supply costs.

Fathom Events operating costs. Fathom Events operating costs of $34.1 million for the year ended December 29, 2011 increased 5.2% compared to $32.4 million during the 2010 period. The increase was primarily the result of the increased revenue generated by the Fathom Consumer division, which resulted in an increase in payments to content producers, as well as the increase in the revenue share payments to our founding members and affiliates.

Network costs. Network costs of $17.7 million for the year ended December 29, 2011 decreased 11.5% compared to $20.0 million for the 2010 period due primarily to a decrease in personnel costs, resulting from lower cash incentive compensation related to not reaching internal financial targets, as well as decreases in maintenance costs related to the transition to digital cinema projectors at our founding member theatres. The number of screens in our network that utilized digital cinema projectors increased to 10,371 at December 29, 2011 versus 2,487 at December 30, 2010, an increase of over 300%. Total digital network screens operated increased to 17,698, or 10.6%, from 16,003 in 2010. This increase is due primarily to the addition of network affiliates and the conversion of non-digital founding member screens to the digital cinema technology.

Theatre access fees. Theatre access fees were $55.4 million for the year ended December 29, 2011 compared to $52.6 million for the 2010 period. The 5.3% increase for 2011 versus the 2010 period was the result of the annual 5% rate increase per digital screen specified in the ESA and payments to our founding members associated with our access to the higher quality digital cinema equipment, partially offset by a 2.0% decrease in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased 3.3% to $59.8 million for the year ended December 29, 2011 from $57.9 million for the 2010 period. This increase was primarily due to $1.5 million of increased salaries and benefits from an increase in local and regional sales commissions (related to higher sales levels) and the addition of national and regional sales people to support the growth of our advertising network and expansion of our client base, slightly offset by a decrease in national sales personnel cash incentive compensation due to not reaching internal national sales targets. We also increased our marketing expense by $0.5 million to support our sales efforts and expanding client base.

Administrative costs. Administrative costs for the year ended December 29, 2011 were $17.6 million compared to $17.9 million for the 2010 period, a decrease of 1.7%. This decrease was primarily due to reduced non-cash share based compensation expense as well as lower cash incentive payments to reflect not reaching internal annual financial targets. The 2010 incentive compensation reflected over-achievement of internal targets. This decrease was partially offset by increases in salaries and benefits in human resources and information systems areas to support the growth of our company and to support development of more robust inventory management systems to enhance delivery, reporting and management of sales data.

Administrative fee – managing member. Administrative fee-managing member for the year ended December 29, 2011 was $13.7 million compared to $16.6 million for the 2010 period, a decrease of 17.5%. This decrease was primarily due to reduced non-cash share based compensation expense as well as lower cash incentive payments to reflect not reaching internal annual financial targets.

Depreciation and amortization. Depreciation and amortization expense increased 5.6%, or $1.0 million, to $18.8 million for the year ended December 29, 2011, compared to $17.8 million for the 2010 period. This increase relates to higher amortization expense recognized on additional intangible assets recorded in 2010 related to the annual and special Common Unit Adjustments. The increased amortization expense was offset by decreases in depreciation expense on internally developed software added in 2007 and prior that is fully depreciated, offset by the addition of network equipment installed within network affiliate theatres.

Net income. Net income generated for the year ended December 29, 2011 was $134.5 million, a decrease of 3.6% compared to $139.5 million for the year ended December 30, 2010. The decrease was due to a $6.7 million non-operating impairment charge related to our investment in RMG as discussed in Note 10 to the financial statements included elsewhere in this document. Additionally, net interest expense increased $6.3 million due to the third quarter 2011 amendment of our credit facility and completion of the issuance of $200.0 million in 7.875% Senior Notes due in 2021 (see Note 6 to the audited financial statements included elsewhere in this document), including the $1.5 million non-cash charge for deferred loan fees associated with the portion of the existing credit facility that was prepaid with the proceeds from the Senior Notes. The increase in interest expense is offset by $4.0 million non-cash decrease in the charge related to the change in derivative fair value related to an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates.

Years Ended December 30, 2010 and December 31, 2009

Revenue. Total revenue of the Company for the year ended December 30, 2010 was $427.5 million compared to $380.7 million for the 2009 period, an increase of $46.8 million, or 12.3% over the 2009 period. The increase in total revenue was the result of an increase in total advertising revenue of $44.3 million or 13.2% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a 5.5% increase in Fathom Events revenue.

National advertising revenues of $309.1 million (including $37.2 million of beverage revenue) for the year ended December 30, 2010 increased 13.2% from $273.1 million (including $36.3 million of beverage revenue) for the 2009 period. National advertising revenue (excluding beverage revenue) for the year ended December 30, 2010 increased $35.1 million or 14.8% to $271.9 million compared to $236.8 million for the 2009 period. This increase was due to the continued expansion of our overall client base and a favorable TV advertising scatter market, which contributed to an increase in inventory utilization (excluding beverage revenue) to 101.5% for the year ended December 30, 2010 as compared to 87.5% for the year ended December 31, 2009. Our inventory utilization was also impacted by a 4.4% decrease in advertising impressions available for sale compared to the prior year period due primarily to the lower overall industry attendance, partially offset by the addition of several network affiliate theatre circuits. The higher inventory utilization and robust TV advertising scatter market contributed to a 5.7% increase in national advertising CPM (excluding beverage revenue). The 2.5% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to the impact of the annual contractual 6% beverage revenue CPM increase, partially offset by a 3.4% decrease in founding member attendance. The decrease in founding member attendance reflects lower overall industry attendance, offset by the acquisition of certain Kerasotes theatres (previously a network affiliate) by AMC and Regal. Our make-good reserve balance of $2.8 million at December 30, 2010 increased from a balance of $0.3 million at December 31, 2009. This increase is the result of an under-delivery of certain film advertising contracts during the fourth quarter of 2010 related to lower than anticipated theatre attendance, particularly in the PG-13 and R rating categories. The Company expected to recognize the majority of this make-good reserve balance in the first quarter of 2011.

Local advertising revenue increased $8.3 million or 13.4% to $70.3 million for the year ended December 30, 2010 compared to $62.0 million for the 2009 period. The increase is primarily due to increases in the number of larger regional contracts and an increase in the level of spending by smaller businesses. The Company’s number of local advertising contracts increased 8.8%, while the average contract value increased 3.9%. Local revenue per theatre attendee increased 22.2% to $0.11 per attendee for the full year of 2010 compared to $0.09 for the 2009 period, due to the increase in revenue combined with a 4.5% decrease in theatre attendance.

Total advertising revenue (both including and excluding beverage revenue) per attendee for the year ended December 30, 2010 increased 20.0%. Total advertising revenue per attendee (excluding beverage revenue) increased 20.0% to $0.60 from $0.50 for the 2009 period. The increase in the advertising revenue per attendee is due to the impact of a 13.2% increase in total advertising revenue, combined with the 4.5% decrease in theatre attendance.

Fathom Events revenue increased 5.5% or $2.5 million to $48.0 million for the year ended December 30, 2010 compared to the 2009 period. Our Fathom Consumer events revenue increased 10.1% due to increased revenues across the sports, arts and concert categories during the year ended 2010 compared to the 2009 period.

Operating expenses. Total operating expenses for the year ended December 30, 2010 were $236.9 million, an increase of 11.5% from $212.5 million for the 2009 period. Set forth below is a discussion of the more significant operating expenses.

Advertising operating costs. Advertising operating costs of $21.7 million for the year ended December 30, 2010 increased 8.5% from the $20.0 million for the 2009 period. This increase was primarily the result of the 14.5% increase in our revenues (excluding beverage) as the revenue increase resulted in a $0.6 million increase in the payments made to our network affiliate theatre circuits. The impact of significantly higher revenue was partially offset by a decrease of 11.7% in advertising affiliate attendance, primarily due to the AMC and Regal Kerasotes acquisition in the second quarter of 2010, which shifted those theatres and screens from an affiliate revenue share arrangement to the theatre access fee and beverage advertising arrangement set forth in our long-term ESA agreements. Network affiliate attendance represented 11.5% of total attendance for the year ended 2010 versus 12.4% for the 2009 period as the shift from the AMC and Regal Kerasotes acquisition has been partially offset by the addition of new network affiliates. The increase in advertising revenue also contributed to a $0.5 million increase in advertising supply costs, including expenses directly related to the delivery of the advertising pre-show, as well as the incremental expenses related to 3D advertising contracts.

Fathom Events operating costs. Fathom Events operating costs of $32.4 million for the year ended December 30, 2010 increased 11.3% compared to $29.1 million during the 2009 period. The increase was primarily the result of an increase in content payments related to an increase in the number of weekend events, and the increase in variable event expenses related to the event revenue increase. Direct event expenses related to corporate clients increased due to higher concessions and equipment rental driven by the mix of events, while certain other Fathom operating costs, including film rentals, decreased due to the decrease in the Fathom Business division revenues.

Network costs. Network costs of $20.0 million for the year ended December 30, 2010 increased 7.5% compared to $18.6 million for the 2009 period due primarily to an increase in personnel costs, including incentive compensation related to the increased levels of OIBDA versus internal targets, and increased share based compensation expense due to the annual issuance of share based instruments in the first quarter of 2010 as well as an increase in personnel associated with the expansion of the Company’s network. Other operating expenses, including network maintenance and network and media operations, were at levels for the year ended December 30, 2010 that are consistent with those for the 2009 period despite a 3.8% increase in the total digital network screens operated to 16,003 from 15,413 in 2009. This increase is due primarily to the conversion to digital of non-digital screens by certain network affiliates.

Theatre access fees. Theatre access fees were $52.6 million for the year ended December 30, 2010 compared to $52.7 million for the 2009 period. The decrease for 2010 versus the 2009 period was the result of a 3.4% decrease in founding member attendance, due primarily to a weaker theatrical film slate. The impact of the decrease in founding member attendance was partially offset by the increase related to the AMC and Regal Kerasotes acquisition in the second quarter of 2010 and the annual 5% rate increase per digital screen and additional costs related to the new digital cinema screens that the Company began connecting to its network during 2010.

Selling and marketing costs. Selling and marketing costs increased to $57.9 million for the year ended December 30, 2010 compared to $50.2 million for the 2009 period, or an increase of 15.3%. Selling and marketing costs have increased primarily due to local sales commissions as well as other increasing personnel costs, including incentive compensation related to the achievement of annual sales levels in excess of internal targets.

Administrative costs. Administrative costs for the year ended December 30, 2010 was $17.9 million compared to $14.8 million for the 2009 period, an increase of 20.9%. This increase was primarily due to increased personnel costs, including incentive compensation related to the achievement of increased levels of OIBDA versus internal targets, and increased share-based compensation expense due to the annual issuance of share based instruments in the first quarter of 2010.

Administrative fee – managing member. Administrative fee – managing member for the year ended December 30, 2010 was $16.6 million compared to $10.8 million for the 2009 period, an increase of 53.7%. This increase was primarily due to increased personnel costs, including incentive compensation related to the achievement of increased levels of OIBDA versus internal targets, and increased share-based compensation expense due to the annual issuance of share based instruments in the first quarter of 2010 included in personnel costs for NCM, Inc. employees, partially offset by cost savings in professional services.

Depreciation and amortization. Depreciation and amortization expense increased 14.1% or $2.2 million to $17.8 million for the year ended December 30, 2010, compared to $15.6 million for the 2009 period, primarily as a result of increased amortization expense recognized on intangible assets added in accordance with the annual common unit adjustment.

Net income. Net income generated for the year ended December 30, 2010 was $139.5 million, an increase of 8.6% over the $128.5 million for the year ended December 31, 2009. The increase was due primarily to the 13.3% increase in operating income offset by an increase in the net interest expense. The increase in net interest expense is primarily due to a $5.3 million non-cash charge for the year ended December 30, 2010 as compared to a $7.0 million non-cash credit for the year ended December 31, 2009 in interest expense related to the change in fair value of our interest rate hedge of our senior secured credit facility due to changes in market interest rates.

Known Trends and Uncertainties

The current macro-economic environment and its impact on national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and Fathom live broadcast locations. During 2011 we have added Consolidated Theatres acquired by Regal in 2008, as well as several new affiliates including Ayrsley Theatre Operators, Coming Attractions Theatres, Inc., Digital Cinema Destinations, Corp., I.T.B.S. (Southeast Cinemas), Odyssey Entertainment, Inc. (CineMagic Theatres), Rave Cinemas, LLC, Showplex Cinemas, Inc, and VSS Southern Theatres. During the first quarter of 2012 we will add Cinema Centers, Dickinson Theatres, Inc., additional Far Away Entertainment (Bainbridge) theatres, King Theatres, Star Cinema Grill and Texas Cinemas, as well as additional Galaxy theatres. In total, these contracted new founding member and affiliate theatres that have joined our network since the beginning of 2011 are expected to add approximately 57 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 800 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2012 and beyond. We are discussing network affiliate relationships with other theatre circuits that could be signed during 2012 and are expected to add additional attendees and advertising impressions to our network in 2012 and beyond. We believe that the continued growth of our network will strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2011 and in 2010, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in 2012.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the lobby entertainment network and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron will increase by 8% every five years with the first such increase taking effect for fiscal year 2012 and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Beginning on October 1, 2010, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business pursuant to an amendment of the ESAs entered into during 2010, which will increase in 2012 as additional screens will be equipped with the new digital cinema equipment.

During early 2012, we restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends we believe the Fathom Consumer division has greater future growth prospects and is more aligned with the movie exhibition business and our strategy of becoming a more powerful digital media platform. The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events. Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on our future operating income and Adjusted OIBDA is not expected to be material.

In July 2011 we amended our credit facility agreement and completed a private placement and subsequent exchange for registered notes of $200.0 million in aggregate principal amount of 7.875% Senior Notes due in 2021. A portion of the proceeds were used to prepay $175.0 million of unhedged outstanding term loan borrowings under our senior secured credit facility, with the remainder used to pay transaction expenses and repay borrowings under our revolving credit agreement. In conjunction with this bond placement we also restructured our existing revolving credit agreement by expanding the availability from $80.0 million to $119.0 million and extending the term from February 13, 2013 to December 31, 2014. As a result of these transactions, we have extended the maturities of our debt as well as increased our liquidity. Due primarily to the higher interest rate on the bonds versus our senior secured credit facility term loan, we expect our interest expense on borrowings to increase by approximately $7.1 million for the 2012 year compared to the 2011 year. The first semi-annual payment on our new 7.875% Senior Notes was January 15, 2012. Subsequent to the placement of the Senior Notes, our only variable rate debt relates to our $119.0 million revolving credit agreement, of which $44.0 million was outstanding at December 29, 2011.

As discussed in Notes 1 and 9 to the financial statements included elsewhere in this document, NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of NCM, Inc.’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. Should the IRS claims prevail, the Company could be required to pay additional amounts to the founding members under the tax sharing agreement and then could request refunds from various federal and state taxing authorities, and thus it is not expected to have an adverse impact on cash balances or cash flow of the Company.

Our net income could fluctuate significantly with interest rate movements. For example, the change in derivative fair value included in our results of operations decreased 75.5%, or $4.0 million, to a $1.3 million non-cash charge for the year ended December 29, 2011 compared to $5.3 million non-cash for the year ended December 30, 2010 due to fluctuations in market interest rates. We believe these fluctuations are reasonably likely to continue. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 11 included elsewhere in this document.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of December 29, 2011, our cash and cash equivalents balance was $9.2 million, a decrease of $4.6 million compared to the balance of $13.8 million as of December 30, 2010. At December 29, 2011, we had $75.0 million of borrowing availability on our revolving credit facility, resulting in total liquidity availability of $84.2 million compared to $43.8 million at December 30, 2010. Our cash balances will fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to our founding members and managing member, interest payments on our term loan and Senior Notes, and principal payments on debt.

We have generated and used cash as follows (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Operating cash flow	$177.2	$163.6	$149.4
Investing cash flow	$(29.4)	$(7.1)	$(10.4)
Financing cash flow	$(152.4)	$(180.5)	$(135.3)

•

Operating Activities. The increase in cash provided by operating activities for the year ended December 29, 2011 versus the 2010 period was primarily due to the increase in operating income, the timing of the collection of accounts receivable balances, as well as the timing of normal operating expenses offset by the timing of interest payments on our outstanding borrowings. The increase in cash provided by operating activities for the year ended December 30, 2010 versus the 2009 period was primarily due to the timing of normal operating expenses.

•

Investing Activities. The increase in cash used for investing activities for the year ended December 29, 2011 versus the 2010 period was due to the use of cash to purchase intangible assets associated with our advertising affiliate contracts and to a lesser extent the level of capital expenditure investments in our software and other systems during 2011 compared to 2010 and the proceeds from the sale of fixed assets during 2010 related to network equipment in Kerasotes Theatres acquired by AMC. The decrease in cash used for investing activities for the year ended December 30, 2010 compared to the 2009 period was primarily due to increased capital expenditures offset by the proceeds from the sale of fixed assets to one of our founding members.

•

Financing Activities. The decrease in cash used for financing activities for the year ended December 29, 2011 versus the 2010 period was primarily due to the third quarter 2011 amendment of our credit facility agreement and placement and registration of $200.0 million in aggregate principal amount of 7.875% Senior Notes due in 2021. A portion of the proceeds from the Senior Notes were used to prepay $175.0 million of unhedged outstanding term loan borrowings under our senior secured credit facility, as well as to pay debt issuance costs. The net decrease in financing activities is offset by a decrease in net revolver activity and less available cash distributions to our founding members compared to 2010. The increase in cash used for financing activities for the year ended December 30, 2010 versus the 2009 period was due to an increase in net revolver activity due to the restructuring of the Lehman portion of the revolving credit agreement in 2010. In addition, in 2010 we distributed additional available cash distributions to our founding members and managing member as compared to 2009, which were offset by net proceeds from share-based compensation activities in 2010.

Sources of capital and capital requirements. NCM LLC’s primary source of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility and cash on hand. Refer to Note 6 to the audited financial statements included elsewhere in this document and “–Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the third quarter of 2011.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows can be impacted by the seasonality in advertising revenues, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the year ended December 29, 2011 was $161.7 million.

Capital expenditures. Capital expenditures of NCM LLC have typically been capitalized software upgrades for our DCS and advertising proposal and inventory management system developed primarily by our programmers, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended December 29, 2011 were $13.7 million (including $4.4 million associated with network affiliate additions) compared to $10.4 million (including $3.3 million associated with network affiliate additions) for the 2010 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within our founding members’ theatres have been made by the founding members under the ESAs. We expect they will continue to be made by the founding members in accordance with the ESAs.

We expect to make approximately $10.0 million to $12.0 million of capital expenditures in fiscal 2012, primarily for upgrades to our DCS distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our internet site and network equipment related to currently contracted network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. Our capital expenditures may be increased should we decide to add any additional network affiliates to our network. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

Senior secured credit facility. On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consisted of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The net proceeds of the term loan were used, together with $59.8 million of proceeds from the offering, to redeem all the preferred common membership units of NCM LLC for an aggregate price of $769.5 million. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC.

On July 5, 2011, we completed an amendment to our senior secured credit facility primarily to replace $66.0 million of the $80.0 million revolving credit facility that would have terminated on February 13, 2013, with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items. The unused line fee increased from 0.375% per annum to 0.50% per annum. The $14.0 million portion of the $80.0 million revolving credit facility that was outstanding from Lehman (not subject to pro rata prepayment or re-borrowing) remains in place but will also mature on December 31, 2014, for a total revolving credit facility of $119.0 million. As discussed in further detail below, on July 5, 2011, we prepaid $175.0 million of the term loan facility. There were no breakage costs associated with the $175.0 million prepayment or the replacement of the revolving credit facility. We recorded a $1.5 million non-cash charge related to the write-off of deferred loan fees associated with the balance of the term loan facility that was prepaid. The applicable margin that is currently at 150 basis points over LIBOR was not changed.

The outstanding balance of the term loan facility at December 29, 2011 was $550.0 million. The outstanding balance under the revolving credit facility at December 29, 2011 was $44.0 million. As of December 29, 2011, the effective rate on the term loan was 6.484% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484%. There were no changes to the interest rate swaps due to the amendment of our senior secured credit facility. The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2011, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of December 29, 2011, the Company’s consolidated net senior secured leverage ratio was 2.7 times (versus a covenant of 6.5 times). As of December 29, 2011, the Company has hedged the entire $550.0 million term loan. The Company expects to remain in compliance with its covenants and financial ratio requirements as set forth in its credit facility for 2012 based on its budgets.

Senior Notes due 2021—On July 5, 2011 we completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021 (“Senior Notes”). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The proceeds were used to prepay $175.0 million of our outstanding indebtedness under its existing senior secured credit facility discussed above, as well as pay $21.0 million on the existing revolving line of credit and pay offering costs. The outstanding balance of the Senior Notes at December 29, 2011 was $200.0 million. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility.

Critical Accounting Policies

The significant accounting policies of the Company are described in Note 1 of the financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of probable credit losses inherent in its trade receivables, which represent a significant asset on the balance sheet. Estimating the amount of the allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. Account receivable balances are charged against the allowance, while recoveries of amounts previously charged are credited to the allowance. A provision for bad debt is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

Share-based compensation. NCM, Inc.’s Equity Incentive Plan is treated as an equity plan under the provisions of Accounting Standards Codification (“ASC”) 718 Compensation – Stock Compensation, and the determination of fair value of options and non-vested stock for accounting purposes requires that management make complex estimates and judgments.

NCM, Inc. utilizes the Black-Scholes option pricing model to estimate the fair value of its options. This model requires that NCM, Inc. make estimates of various factors used. The following assumptions were used in the valuation of the options:

•

Expected life of options—The expected life of the options is determined by using the average of the vesting and contractual terms of the options. Due to the short length of time over which its options have been outstanding, NCM, Inc. has not developed a historical option exercise experience and has determined that the simplified method is a reasonable basis to estimate the expected life of the options.

•	Risk free interest rate—The risk-free interest rate is determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•

Expected volatility—NCM, Inc. closed its IPO on February 13, 2007. Since the length of time NCM, Inc.’s shares have been publicly traded is shorter than the contractual terms of its options, we believe historical volatility may not be completely representative of future stock price trends. As a result, we derive a weighted expected volatility based on comparable companies as well as on NCM, Inc.’s historical volatility.

•	Dividend yield—The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy.

Certain of the non-vested stock awards include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period. Compensation expense is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the audited financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 5 to the audited financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “—Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations at December 29, 2011 were as follows:

	Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
	(in millions)
Borrowings (1)	$794.0	$—	$44.0	$550.0	$200.0
Future interest on borrowings (2)	265.1	52.3	105.7	35.6	71.5
Office leases	18.8	2.3	4.7	4.6	7.2
Network affiliate agreements (3)	17.3	6.3	8.4	1.7	0.9

Total contractual cash obligations	$1,095.2	$60.9	$162.8	$591.9	$279.6

(1)	We have a $119.0 million variable rate revolving credit facility of which $44.0 million was outstanding at December 29, 2011. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(2)	The amounts of future interest payments in the table above are based on the amount outstanding on the Senior Notes, term loan, estimated rates of interest over the term of the variable rate revolver and the rates in effect on our interest rate swaps. The Senior Notes due in 2021 are at a fixed rate of 7.875%. In March 2007, NCM LLC entered into fixed interest rate swap arrangements which hedge the entire $550.0 million ($137.5 million of which was with Lehman and in February 2010 was transferred to Barclays) currently outstanding on the term loan at a fixed interest rate of 6.484%. In addition, we have a variable rate revolving credit facility. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(3)	The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to its network affiliates. No revenue guarantee amounts have ever been paid under these agreements and no liabilities were recorded as of December 29, 2011. For additional details see the information provided under Note 9 to the financial statements included elsewhere in this document.

The amended and restated ESAs entered into at the completion of NCM, Inc.’s IPO require payments based on a combination of founding member attendance and the number of digital screens of each founding member. The amount relating to the attendance factor will vary from quarter to quarter and year to year as theatre attendance varies while the amount relating to the screens factor will be more predictable but will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of the founding members. The payments made to founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The rate per attendee increases 8% every five years beginning in 2012, while the rate per digital screen increases 5% annually. The table above does not include amounts payable under the amended and restated ESAs as they are based on variable factors, which are not capable of precise estimation.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and the number of Fathom Events. Advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2010 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging the entire $550.0 million term loan outstanding at a fixed interest rate of 6.484%. The 7.875% Senior Notes due in 2021 are at a fixed rate, and therefore are not subject to market risk. At December 29, 2011 the only interest rate risk that we are exposed to is related to our $119.0 million revolving credit facility and thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.4 million for an annual period on the $44.0 million outstanding on our revolver. Because each of our interest rate swaps was in a liability position at December 29, 2011, we are not currently exposed to counterparty risk related to the swaps.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of December 29, 2011, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 29, 2011 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 29, 2011, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 29, 2011 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 29, 2011 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 29, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We do not have executive officers or directors. Instead, we are managed by the board of directors of our manager, NCM, Inc., and the executive officers of our manager perform all of our management functions pursuant to our operating agreement and the management services agreement between us and NCM, Inc. As a result, the executive officers of our manager are essentially our executive officers, and their compensation is administered by our manager. This disclosure below is, therefore, focused on the directors and executive officers of our manager, NCM, Inc.

Board Composition

NCM, Inc.’s board of directors currently consists of ten directors. Under the director designation agreement dated as of February 13, 2007, each of our founding members – AMC Entertainment Inc. and its affiliates (“AMC”), Cinemark Holdings, Inc. and its affiliates (“Cinemark”) and Regal Entertainment Group and its affiliates (“Regal”) – are permitted to appoint or designate up to two persons for nomination to election on NCM, Inc.’s board of directors under the terms set forth in the agreement, one of which must qualify as “independent” as required by the rules promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the Nasdaq Stock Market (“Nasdaq”). See “Item 13. Certain Relationships and Related Transactions, and Director Independence” under the heading “Director Designation Agreement.” The designees pursuant to this agreement for AMC were Edward H. Meyer and Gerardo I. Lopez; for Cinemark were James R. Holland, Jr. and Lee Roy Mitchell; and for Regal were Stephen L. Lanning and Amy E. Miles. There have been no material changes to the procedures by which security holders may recommend nominees to NCM, Inc.’s board of directors.

NCM, Inc.’s bylaws provide that directors are divided into three classes, designated as Class I, Class II and Class III. The members of each class serve for staggered three-year terms. The Class I directors were re-elected in 2011, the Class II directors were re-elected in 2009 and the Class III directors were re-elected in 2010, in each case, for a three-year term, respectively. In 2012, the Class II directors are up for re-election to serve until NCM, Inc.’s 2015 Annual Meeting of Stockholders, and until their respective successors are duly elected and qualified.

NCM, Inc.’s board of directors has determined that Lawrence A. Goodman, David R. Haas, James R. Holland, Jr., Stephen L. Lanning, Edward H. Meyer and Scott N. Schneider, all current directors, qualify as “independent” directors under the rules promulgated by the SEC under the Exchange Act, and by the Nasdaq.

Shown below are the names and ages, as of March 12, 2012, of the ten members of NCM, Inc.’s board of directors.

Name	Age	Position
Kurt C. Hall	52	President, Chief Executive Officer and Chairman (Class I)
Lawrence A. Goodman	57	Director (Class I)
David R. Haas	70	Director (Class II)

Name	Age	Position
James R. Holland, Jr.	68	Director (Class II)
Stephen L. Lanning	58	Director (Class II)
Gerardo I. Lopez	52	Director (Class III)
Edward H. Meyer	85	Director (Class II)
Amy E. Miles	45	Director (Class III)
Lee Roy Mitchell	75	Director (Class III)
Scott N. Schneider	54	Director (Class I)

Set forth below is a brief description of the business experience of each of the individuals who currently serve on NCM, Inc.’s board, including their directorships at public companies held at any time during the past five years, if applicable and their involvement in certain legal proceedings during the past 10 years, if applicable. In addition, we have included information about each director’s specific experience, qualifications, attributes or skills that led the board to conclude that the director should serve as a director of NCM, Inc. at the time we are filing this Annual Report on Form 10-K, in light of NCM, Inc.’s business and corporate structure.

Kurt C. Hall. Mr. Hall was appointed President, Chief Executive Officer and Chairman of NCM, Inc. in February 2007 and held those same positions with NCM LLC since March 2005. He has also served as Chairman, President and Chief Executive Officer of NCM, Inc. since October 2006. Prior to his current position, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal Entertainment Group and President and Chief Executive Officer of its media subsidiary Regal CineMedia Corporation. Since 1988, Mr. Hall has held various executive positions with United Artists Theatre Company, and its predecessor companies, including CFO and then CEO prior to it becoming part of Regal Entertainment Group in 2002. Mr. Hall served on the board of directors of IdeaCast, Inc. and on its compensation committee from 2007 until 2009. In 2009, upon the restructuring of IdeaCast, Inc. and the merger of certain assets into RMG Networks, Inc., Mr. Hall joined the board of directors of RMG Networks, Inc. and serves as a member of its compensation committee.

Mr. Hall has contributed significantly to the founding and development of NCM, Inc. since its inception. He has extensive experience in the theatre exhibitor business and is familiar with all aspects of NCM, Inc., including its management, operations and financial requirements and brings exceptional leadership and financial skills to NCM, Inc. Mr. Hall’s extensive theatre operating and finance experience provides insight and continuity in its strategic, operational and financial management.

Lawrence A. Goodman. Mr. Goodman has been a director and chairman of the Compensation Committee of NCM, Inc. since February 2007. Mr. Goodman founded White Mountain Media, a media consulting company, in July 2004 and has served as its president since inception. From July 2003 to July 2004, Mr. Goodman was retired. From March 1995 to July 2003, Mr. Goodman was the President of Sales and Marketing for CNN, a division of Turner Broadcasting System, Inc. Mr. Goodman currently serves as a director of Sagacity Media and formerly served on the board of Authenticlick, Inc, which are both privately held.

Mr. Goodman’s extensive background in the media industry allows him to provide media sales and marketing advice to NCM, Inc.’s management and board. Mr. Goodman brings significant business experience to provide strategies and solutions to address the complex compensation environment of the media business that is required to appropriately compensate and motivate our sales personnel and executives.

David R. Haas. Mr. Haas has served as a director and chairman of the Audit Committee of NCM, Inc. since February 2007. He has been a private investor and financial consultant since January 1995. Mr. Haas was a Senior Vice President and Controller for Time Warner, Inc. from January 1990 through December 1994. Mr. Haas served as a director and chair of the audit committee of Armor Holdings, Inc. until July 2007.

Mr. Haas’ experience as a former high-ranking financial executive in a media company qualifies him to serve on the board of directors, as chairman of NCM, Inc.’s Audit Committee and to provide guidance to our internal audit function and financial advice to NCM, Inc.’s board. In addition, Mr. Haas’ previous experience serving on several public company boards and audit committees has provided him a broad based understanding of financial risks and compliance expertise.

James R. Holland, Jr. Mr. Holland has served as lead director of NCM, Inc. since February 2007. He has been the President and Chief Executive Officer of Unity Hunt, Inc., a diversified holding company, since September 1991, and is currently Chairman of the Board and also serves on its executive committee. He also serves as Chairman of the Board of Texas Capital Bancshares, Inc., serves as director of Placid Holding Co. and serves as Chairman of the Board of directors and on the audit and compensation committees of Hunt Midwest Enterprises, Inc.

Mr. Holland has demonstrated leadership abilities and extensive knowledge of complex financial and operational issues facing public companies. In addition, his experience as a board and audit committee member and as chief executive officer of various companies, as well as his financial expertise, brings necessary skills and viewpoints to the board.

Stephen L. Lanning. Mr. Lanning has served as a director and chairman of the Nominating and Governance Committee of NCM, Inc. since February 2007. Prior to his retirement in 2009, he served with URS Corp. EG&G Division from 2006 to 2009 as an independent consultant and Director of Space and Information Operations Strategic Business Element. Mr. Lanning served in the United States Air Force from 1977 until 2006 when he retired as a Brigadier General. From 2005 to 2006, Mr. Lanning was the Director, Logistics and Warfighting Integration, and Chief Information Officer for the United States Air Force Space Command. Mr. Lanning was a Principal Director of the Defense Information Systems Agency from 2002 to 2005.

Mr. Lanning has significant experience in technology, operational leadership and policy development combined with his drive for innovation and excellence, which positions him well to serve as NCM, Inc.’s governance committee chairman. Mr. Lanning’s background allows him to share best practices with NCM, Inc.’s board of directors. His years of serving in the military have given him valuable knowledge and perspective.

Gerardo I. Lopez. Mr. Lopez has served as a director of NCM, Inc. since April 2009. Mr. Lopez is Chief Executive Officer and President of AMC Entertainment Holdings, Inc., Marquee Holdings Inc., and AMC Entertainment Inc. He has served as Chief Executive Officer and President since March 2009, when he was also elected to AMC’s board of directors. Prior to joining AMC, Mr. Lopez served as executive vice president of Starbucks Coffee Company and president of its Global Consumer Products, Seattle’s Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior thereto, Mr. Lopez served as president at Handleman Entertainment Resources from November 2001 to September 2004. Mr. Lopez serves on the boards of AMC, National Association of Theatre Owners, Digital Cinema Implementation Partners, LLC and REI, Inc.; and previously served on the boards of TXU Corporation and Safeco Insurance.

Mr. Lopez’s education and experience in business and finance allows him to provide the board significant strategic, managerial and operational expertise. Mr. Lopez has held positions at the most senior level of public companies and is able to draw upon over 25 years of business experience, allowing him to bring a variety of perspectives to NCM, Inc. Since Mr. Lopez is a board designee for one of our founding members, he brings to the board the perspective of a major stakeholder.

Edward H. Meyer. Mr. Meyer has served as a director of NCM, Inc. since February 2007. Mr. Meyer founded Ocean Road Advisors, Inc., an investment management company, in January 2007, and currently serves as Chairman and Chief Executive Officer. He was Chairman, Chief Executive Officer and President of advertising agency Grey Global Group, Inc. from 1972 to December 2006. Mr. Meyer also serves as a director and member of the compensation committee of Harman International Industries, Inc. and director and member of the compensation committee of Retail Opportunity Investments Corp., as well as various privately held organizations.

Mr. Meyer’s senior executive positions in advertising and investment management give him the experience to critically review the various business considerations necessary to run a business such as ours. Mr. Meyer is able to offer the board sound business and financial strategies. This, combined with his many years of experience, makes him a valued contributor to NCM, Inc.

Amy E. Miles. Ms. Miles has served as a director of NCM, Inc. since June 2011. Ms. Miles has served as a director and Chief Executive Officer of Regal since June 2009. Ms. Miles previously served as Regal’s Executive Vice President, Chief Financial Officer and Treasurer from March 2002 through June 2009 and in various executive roles at Regal Cinemas, Inc., Regal’s wholly owned subsidiary. Ms. Miles was a Senior Manager with Deloitte & Touche from 1998 to 1999 and was with PricewaterhouseCoopers, LLP from 1989 to 1998.

Ms. Miles has a demonstrated ability at the most senior level of a public company in the theatre industry, which gives her the ability to understand the role of the board as well as NCM, Inc. and its operations. Since Ms. Miles is a board designee for one of our founding members, she brings to the board the perspective of a major stakeholder.

Lee Roy Mitchell. Mr. Mitchell has served as a director of NCM, Inc. since October 2006. Mr. Mitchell has served as Chairman of the board of Cinemark USA, Inc. since March 1996 and as a Director since its inception in 1987 and Chief Executive Officer of Cinemark USA, Inc. until December 2006. Mr. Mitchell serves on the boards of Cinemark Holdings, Inc. and National Association of Theatre Owners. In addition, Mr. Mitchell serves as a director and member of the compensation committee of Texas Capital Bancshares, Inc.

Mr. Mitchell has over four decades of first-hand experience in the theatre industry and brings important theatre industry experience and institutional knowledge to the board. Mr. Mitchell’s experience enables him to share with the board suggestions about how similarly situated companies effectively assess and undertake business considerations and opportunities. Since Mr. Mitchell is a board designee for one of our founding members, he brings to the board the perspective of a major stakeholder.

Scott N. Schneider. Mr. Schneider has been a director of NCM, Inc. since February 2007. Mr. Schneider became the Chief Executive Officer of AHC LLC, a financial consulting and advisory firm in October 2009. He served as Operating Partner and Chairman, Media and Communications, of Diamond Castle Holdings, LP, a private equity firm, from January 2005 to September 2009. From 2001 to 2004, Mr. Schneider served in various senior executive capacities including President, Chief Operating Officer and Vice Chairman of the Board of Citizens Communications Company. Mr. Schneider formerly served as a director of Centennial Communications Corp., Bonten Media Group, LLC and PRC, LLC. While he was serving as director, PRC, LLC filed bankruptcy proceedings in January 2008. At the request of new management to assist in evaluating financial conditions and operations, Mr. Schneider joined the board of Adelphia Communications for a one-month period prior to its bankruptcy proceedings, which were filed on June 25, 2002. Mr. Schneider resigned from the board of Adelphia Communications prior to any final determination with respect to the bankruptcy proceedings.

Mr. Schneider’s extensive experience in senior leadership positions at several public and private media companies makes him well suited to understand and advise the board on complex managerial, strategic and financial considerations. He has a strong knowledge of the nuances of financial markets and is able to provide a variety of perspectives on financial and operational issues as well as provide guidance to assist NCM, Inc. with its public communications.

Audit Committee

NCM, Inc. has a standing Audit Committee of the board of directors. For NCM, Inc.’s 2011 fiscal year, the Audit Committee consisted of David R. Haas (chairman), James R. Holland, Jr. and Scott N. Schneider. Each of the committee members was “independent” as required by the rules promulgated by the SEC under the Exchange Act, and by the Nasdaq. Each of them also meets the financial literacy requirements of the Nasdaq. NCM, Inc.’s board of directors has determined that Mr. Haas qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations.

Executive Officers

Shown below are the names, ages as of March 12, 2012, and current positions of the executive officers of NCM, Inc. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of NCM, Inc. or any persons nominated or chosen by NCM, Inc. to become a director or executive officer of NCM, Inc.

Name	Age	Position
Kurt C. Hall	52	President, Chief Executive Officer and Chairman
Clifford E. Marks	50	President of Sales and Marketing
Gary W. Ferrera	49	Executive Vice President and Chief Financial Officer
Ralph E. Hardy	60	Executive Vice President and General Counsel
Earl B. Weihe	63	Executive Vice President and Chief Operations Officer

Set forth below is a brief description of each of the individuals who, in addition to Mr. Hall, whose business experience is set forth above under the heading “Board Composition”, currently serve as NCM, Inc.’s executive officers.

Clifford E. Marks. Mr. Marks was appointed NCM, Inc.’s President of Sales and Marketing in February 2007 and held those same positions with NCM LLC since March 2005. He has been an advertising, marketing and sales professional for 25 years. Prior to his current position, Mr. Marks served as president of sales and marketing with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from May 2002 to May 2005. Before joining Regal CineMedia, Mr. Marks was a senior vice president at ESPN/ABC Sports where he oversaw its advertising sales organization from 1998 to May 2002.

Gary W. Ferrera. Mr. Ferrera was appointed Executive Vice President and Chief Financial Officer of NCM, Inc. in February 2007 and held those same positions with NCM LLC since May 2006. Mr. Ferrera has held positions in accounting and finance since 1991. Prior to his business career, Mr. Ferrera served for over seven years in U.S. Army Special Operations and Intelligence.

Ralph E. Hardy. Mr. Hardy was appointed Executive Vice President and General Counsel of NCM, Inc. in February 2007 and held those same positions with NCM LLC since March 2005. Prior to his current position, from

May 2002 to May 2005, Mr. Hardy served as Executive Vice President and General Counsel for Regal CineMedia Corporation. From 1989 to 2005, Mr. Hardy has held various legal executive positions with United Artists Theatre Company and its predecessors.

Earl B. Weihe. Mr. Weihe was appointed as Executive Vice President and Chief Operations Officer of NCM, Inc. in January 2010. Prior to this appointment, Mr. Weihe served as Senior Vice President of Operations for NCM LLC since July 2005. From his original hire in March 2002 until July 2005, Mr. Weihe served as Vice President of Operations for NCM LLC and its predecessor, Regal CineMedia Corporation.

Code of Ethics

NCM, Inc.’s board adopted a Code of Business Conduct and Ethics that applies to all of our employees, including NCM, Inc.’s board of directors, chief executive officer and chief financial officer. The Code of Business Conduct and Ethics sets forth NCM, Inc.’s conflict of interest policy, records retention policy, insider trading policy and policies for protection of NCM, Inc.’s and our property, business opportunities and proprietary information. NCM, Inc.’s Code of Business Conduct and Ethics is available free of charge on its website at ncm.com under the tab “Investor Relations– Corporate Governance.” NCM, Inc. intends to post on its website any amendments to, or waivers from the Code of Business Conduct and Ethics applicable to senior financial executives.

Item 11.	Executive Compensation

We do not have executive officers or directors. Instead, we are managed by the board of directors of our manager, NCM, Inc., and the executive officers of our manager perform all of our management functions pursuant to our operating agreement and the management services agreement between us and NCM, Inc. As a result, the executive officers of our manager are essentially our executive officers, and their compensation is administered by our manager. This disclosure below is, therefore, focused on the directors and executive officers of our manager, NCM, Inc.

Compensation Discussion and Analysis

During fiscal 2011, NCM, Inc. had the following named executive officers: Kurt C. Hall – President, Chief Executive Officer and Chairman, Clifford E. Marks – President of Sales, Gary W. Ferrera – Executive Vice President and Chief Financial Officer, Ralph E. Hardy – Executive Vice President and General Counsel and Earl B. Weihe – Executive Vice President and Chief Operations Officer.

Executive Summary

The Compensation Committee of NCM, Inc. believes that NCM, Inc.’s compensation policies and procedures are aligned with the short-term and long-term interests of stockholders and are designed to attract, motivate, reward and retain superior talent who are critical to NCM, Inc.’s long-term growth and profitability. A significant portion of the compensation of NCM, Inc.’s named executive officers is tied closely to its performance, thus aligning NCM, Inc.’s officers’ interests with those of its stockholders. NCM, Inc. believes the mix of annual and long-term incentives, cash and equity awards and retention incentives, is balanced and does not motivate imprudent risk-taking.

NCM, Inc. is committed to ensuring the best practices regarding its executive compensation programs are followed, including a policy prohibiting hedging transactions that is part of the insider trading policy and the practice of submitting the annual Performance Bonus Plan for stockholder approval for potentially favorable income tax treatment.

Say-On-Pay Proposal. NCM, Inc. held its first say-on-pay vote in 2011 and its stockholders approved NCM, Inc.’s executive compensation proposal with approximately 93% of the votes cast in favor at NCM, Inc.’s 2011 annual meeting of stockholders. Furthermore, NCM, Inc.’s stockholders overwhelmingly approved the 2011 Performance Bonus Plan proposal. The Compensation Committee considered the results of the advisory approval of NCM, Inc.’s executive compensation and made no material changes to the compensation programs and policies for fiscal year 2011. NCM, Inc.’s board of directors recognizes that executive compensation is an important matter of stockholder concern and believes that providing stockholders with the opportunity to review its compensation programs annually is a matter of good corporate practice. Accordingly, NCM, Inc. will continue to hold an annual advisory vote for approval of its executive compensation, which is consistent with the preference of approximately 90% of the votes cast at NCM, Inc.’s 2011 annual meeting of stockholders on the frequency of the executive compensation advisory vote.

Fiscal Year 2011 Performance. For 2011, NCM, Inc.’s actual Adjusted OIBDA and adjusted advertising revenue, which are defined below in “Elements of Compensation—Annual Performance Bonus,” fell below the targets, primarily due to economic conditions that were inconsistent with the assumptions in the targets. In particular, the economy weakened in August just as we were entering our fourth quarter selling period rather than continuing to strengthen as NCM, Inc. had assumed in its budget. The targets for 2011 were established in the beginning of 2011 with limited visibility into the year, particularly the second half. The following table summarizes the key financial metrics on which NCM, Inc. bases its executive compensation:

Fiscal 2011 Performance Measures (in millions) (1)
	Target	Actual	Achievement relative to target
Adjusted OIBDA	$255.8	$227.2	88.8% of Adjusted OIBDA target

Adjusted advertising revenue	$387.1	$349.0	90.2% of Advertising revenue target

Technology and Operations operating expenditures	$23.0	$21.0	Under-spent target by 9%
Technology and Operations capital expenditures	$15.1	$11.9	Under-spent target by 21%

(1)	Refer to “Annual Performance Bonus” below for additional details and calculations.

Pay-for-Performance. The following table presents the elements of compensation as a percentage of total compensation for fiscal year 2011, computed using the Fiscal 2011 Summary Compensation Table.

Fiscal Year 2011 Elements of Compensation Mix
	Kurt C. Hall	Clifford E. Marks	Gary W. Ferrera	Ralph E. Hardy	Earl B. Weihe
Base Salary	23%	24%	28%	30%	29%

Annual Performance Bonus	0%	17%	0%	0%	5%

Discretionary Bonus	10%	0%	9%	10%	7%

Long-Term Incentive	66%	58%	62%	59%	58%

Other Compensation	1%	1%	1%	1%	1%

The Compensation Committee believes that having a larger percentage of executive officers’ pay as performance-based compensation ensures their interests are aligned with those of NCM, Inc.’s stockholders. The following table presents the percentage of non-performance-based compensation and performance-based compensation to total compensation for fiscal year 2011, computed using the Fiscal 2011 Summary Compensation Table and related tables.

Fiscal Year 2011 Pay-for-Performance Mix
Name and Position	Non-Performance- Based Compensation (1)	Performance-Based Compensation (2)
Kurt C. Hall President, Chief Executive Officer and Chairman	23%	77%
Clifford E. Marks President of Sales	24%	76%
Gary W. Ferrera Executive Vice President and Chief Financial Officer	28%	72%
Ralph E. Hardy Executive Vice President and General Counsel	31%	69%
Earl B. Weihe Executive Vice President and Chief Operations Officer	30%	70%

(1)	Sum of the 2011 “Salary” and “All Other Compensation” from the Summary Compensation Table less the 2011 “Restricted Stock Dividends” from footnote (5) to the Summary Compensation Table, divided by the 2011 “Total” from the Summary Compensation Table.
(2)	Sum of the following from the Summary Compensation Table: 2011 “Bonus,” “Stock Awards,” “Option Awards,” “Non-Equity Incentive Plan Compensation” plus the 2011 “Restricted Stock Dividends” from footnote (5) to the Summary Compensation Table, divided by the 2011 “Total” from the Summary Compensation Table.

Compensation Philosophy

The primary goals of NCM, Inc.’s Compensation Committee with respect to executive compensation are to:

•

review the competitiveness of executive cash compensation and equity grant levels compared to a select peer group of companies and ensure total pay levels are generally between the 50th and the 75th percentile;

•	provide shorter term cash incentives primarily for achieving specified annual performance objectives;

•

provide a mix of long-term equity incentives that are time and performance based that promote stock price growth and ownership through employee retention and achievement of long-term financial performance goals; and

•	establish and monitor appropriate cash pay and annual operating performance relationships and annual long-term incentive plan cost and share dilution goals.

To achieve these goals, NCM, Inc. intends to maintain a compensation structure that provides rewards for high performance and value creation for its stockholders (including the founding members). NCM, Inc.’s objectives are to maintain compensation plans with an appropriate balance of base salary, annual performance bonus and long-term incentives (including stock-based awards) and to tie a substantial portion of executives’ overall compensation to key financial goals such as achievement of targeted levels of adjusted advertising revenue and non-GAAP measures such as Adjusted OIBDA.

Role of Compensation Consultant and Chief Executive Officer in Determining Executive Compensation

NCM, Inc.’s Chief Executive Officer (“CEO”) had substantial input in determining executive compensation and made all of the recommendations for the other four named executive officers that were ultimately approved by the Compensation Committee.

In 2011, the Compensation Committee engaged Pay Governance LLC, a nationally recognized consulting firm, to assess the competitiveness of pay for the executive officers and provide independent advice and recommendations to the Compensation Committee regarding executive compensation. Pay Governance LLC is independent from NCM, Inc. As part of its review, Pay Governance LLC considered base salary, annual performance bonus, total cash compensation (combined salary and annual performance bonus), value of long-term incentives, and total compensation. Pay Governance LLC developed and recommended a peer group for comparison to NCM, Inc.’s executive officers comprised of domestic, publicly-traded media and entertainment related companies with revenues generally between $200 million and $900 million and market capitalization generally between $700 million and $3 billion. The Compensation Committee reviewed and approved the peer group.

NCM, Inc.’s Compensation Committee believes that peer group comparisons are useful to measure the competitiveness of NCM, Inc.’s compensation practices and uses the information provided by the compensation consultant to guide its decision making. The recommendation was that executive total direct compensation should be targeted near the median of the range in the media industry. However, the Compensation Committee uses its discretion to design NCM, Inc.’s compensation programs.

The following peer companies were used in NCM, Inc.’s competitive analysis:

Akamai Technologies, Inc.	Harte-Hanks Inc.

Arbitron Inc.	Lamar Advertising Co.

Clear Channel Outdoor Holdings Inc.	LodgeNet Interactive Corporation

comScore, Inc.	QLogic Corp.

Digital Generation, Inc.	QuinStreet, Inc.

Digital River Inc.	SeaChange International Inc.

DreamWorks Animation SKG Inc.	Sinclair Broadcast Group Inc.

Equinix, Inc.	ValueClick Inc.

Harmonic Inc.	WebMD Health Corp.

As a result of the review, Pay Governance LLC recommended that a reduction in the threshold in the Performance Bonus Plan to 80% of NCM, Inc.’s Adjusted OIBDA budget would be consistent with the practices of the peer group. It would also bring it more in line with the advertising revenue threshold of NCM, Inc.’s national advertising sales bonus plan, including its President of Sales.

Elements of Compensation

Executive compensation consists of the following elements:

Component	Purpose	Characteristics	Where reported in accompanying tables

Base Salary	Reward for level of responsibility, experience and sustained individual performance	Fixed cash component	Summary Compensation Table under the heading “Salary”

Annual Performance Bonus	Reward individual achievement against specific objective financial goals	A cash performance bonus award target of 75% up to 100% of base salary with an additional “stretch bonus” amount of up to 50% of the performance bonus	Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” and Grants of Plan Based Awards Table

Discretionary Bonus	Reward individual high performance	A cash bonus at the discretion of the Compensation Committee	Summary Compensation Table under the heading “Bonus”

Long-Term Incentive	Reward for the creation of stockholder value	The equity incentive plan provides for the grant, at the discretion of NCM, Inc.’s board and Compensation Committee, of stock options, restricted stock and other equity instruments	Summary Compensation Table under the headings “Stock Awards” and “Option Awards,” Grants of Plan Based Awards Table, Outstanding Equity Awards Table and Option Exercises and Stock Vested Table

Other Compensation	Provide an appropriate level of employee benefit plans and programs	A matching contribution to the defined contribution 401(k) plan and various health, life and disability insurance plans; dividends paid on unvested restricted stock; and other customary employee benefits	Summary Compensation Table under the heading “All Other Compensation”

Potential Payments Upon Termination or Change in Control	Provide an appropriate level of payment in the event of a change in control or termination	Contingent in nature. Amounts are payable only if employment is terminated as specified under each employment agreement	Potential Payments Upon Termination or Change in Control

The Compensation Committee determines the portion of compensation allocated to each element for each individual named executive officer. NCM, Inc.’s Compensation Committee may reevaluate the current policies and practices as it considers advisable. The elements of executive compensation are generally independent of each other.

Base Salary. Base salaries for NCM, Inc.’s executives were established based on the scope of their responsibilities, taking into account the internal value and importance of the role, as well as experience and seniority of the individual, NCM, Inc.’s ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee.

Base salaries are reviewed annually by NCM, Inc.’s Compensation Committee and the board, and may be adjusted from time to time pursuant to such review and/or in accordance with guidelines contained in the various employment agreements and are generally for relatively small percentage cost of living increases.

The Compensation Committee reviewed executive compensation in January 2011 and decided to increase the base salary by a cost of living adjustment of 2% for Messrs. Hall, Marks and Ferrera on January 13, 2011, which is consistent with the average increases given to the majority of employees. Mr. Hardy received an increase of approximately 7% to reflect a cost of living adjustment and to bring his total compensation up to a more competitive level when considered in aggregate with the performance bonus described below. Mr. Weihe received a 25% increase effective December 1, 2010 to reflect his promotion to Executive Vice President and Chief Operations Officer.

For 2011, NCM, Inc. believes total cash compensation of its executives, which is base salary combined with the annual performance bonus and discretionary bonus, was within a market competitive range.

Annual Performance Bonus. Annual performance bonuses are intended to compensate executives for achieving financial goals that support NCM, Inc.’s operational and strategic goals. The target percentages for NCM, Inc.’s executives were established based on the level of responsibility, base salary, as well as experience and seniority of the individual. NCM, Inc. believes its total cash compensation is competitive as the lower base pay is offset by a higher annual performance bonus opportunity. In addition, NCM, Inc. believes rewarding its executives for achievement of its financial goals is consistent with the practice of aligning their interests with NCM, Inc.’s stockholders. The stretch bonus is further incentive for the executive officers to exceed operating budgets and thus further increase NCM, Inc.’s equity value.

Payments of performance bonuses, including any stretch bonus, are objectively calculated based on the achievement of specific financial targets for each named executive pursuant to the terms of the annual Performance Bonus Plan, which ensures that executive compensation is aligned with the performance of NCM, Inc.

The Compensation Committee adopted the National CineMedia, Inc. 2011 Performance Bonus Plan on January 12, 2011 and it was approved by NCM, Inc.’s stockholders on April 26, 2011. The financial performance criteria and potential bonus levels were consistent with 2010 with the exception of Mr. Weihe. Mr. Weihe’s annual potential performance bonus percentage was increased from 50% to 75% of base salary to reflect his promotion to Executive Vice President and Chief Operations Officer and to bring his bonus potential in line with NCM, Inc.’s Chief Financial Officer and General Counsel.

The awards under the Performance Bonus Plan were determined in accordance with NCM, Inc.’s actual performance of its internal targets. NCM, Inc. believes the amounts paid under the Performance Bonus Plan are appropriate in light of the achievement relative to the financial targets. The following table provides details about each component of the “Non-Equity Incentive Plan Compensation” column from the Summary Compensation Table for 2011.

Actual Fiscal 2011 Performance Bonus
	Performance Bonus			Stretch Bonus
Name	Target Award as a % of Salary	Actual Award as a % of Target	Total Award Amount	Target Award as a % of Salary	Actual Award as a % of Target	Total Award Amount	Total Non- Equity Incentive Plan Compensation
Kurt C. Hall	100%	0%	—	50%	0%	—	—
Clifford E. Marks	100%	71%	$509,953	50%	0%	—	$509,953
Gary W. Ferrera	75%	0%	—	37.5%	0%	—	—
Ralph E. Hardy	75%	0%	—	37.5%	0%	—	—
Earl B. Weihe	75%	25%	$46,875	37.5%	0%	—	$46,875

NCM, Inc. has conducted in the past, and intends to conduct in the future, an annual review of the aggregate level of its executive compensation as part of the annual budget review, which includes determining the operating metrics used to measure its performance and to compensate its executive officers. However, the ease or difficulty in achieving the metrics for compensation was not a factor in the board or Compensation Committee’s approval of the budget. The objective financial factors are consistent with the metrics used in previous years and represent the metrics the Compensation Committee believes may best encourage sound decisions regarding operations and investment of capital and are important to the goal of increasing the value of NCM, Inc.’s equity. NCM, Inc. believes it has adequately addressed the risks that an executive might be incentivized to take inappropriate actions to meet the performance metrics through its internal controls over financial reporting.

NCM, Inc.’s annual performance bonus traditionally has been paid in a single installment in the first quarter following the completion of a given fiscal year. Payments are subject to review, approval and certification by the Compensation Committee in conjunction with the issuance of NCM, Inc.’s annual audit report.

Fiscal 2011 Performance Bonus Plan
	Kurt C. Hall	Clifford E. Marks (1)	Gary W. Ferrera	Ralph E. Hardy	Earl B. Weihe
Performance Bonus Potential (2)	100%	100%	75%	75%	75%

Performance Bonus Measures:

Adjusted OIBDA	100%		100%	100%	75%

Adjusted advertising revenue		100%

Technology and Operations operating and capital expenditures budgets					25%

2011 Stretch Bonus

Stretch Bonus Potential (3)	50%	50%	37.5%	37.5%	37.5%

(1)	The performance bonus potential is based on the percentage of advertising revenue target achieved as follows:

Percentage of Advertising Revenue Target Achieved	% of Base Salary
Performance Bonus

Less than 80%	0%

Greater than or equal to 80% to 90%	50% to 70%

Greater than 90% to 100%	>70% to 100%

(2)	Percentage of base salary determined as of January 13, 2011.
(3)	The 2011 Stretch Bonus potential is 50% of the Performance Bonus paid times the percentage that Adjusted OIBDA is in excess of budget (capped at 10%), divided by 10%.

Fiscal 2011 Performance Measures (in millions)
Performance Measure	Target	Actual	Achievement relative to target

Adjusted OIBDA (a)	$255.8	$227.2	88.8% of Adjusted OIBDA target

Adjusted advertising revenue (b)	$387.1	$349.0	90.2% of Advertising revenue target

Technology and Operations operating expenditures	$23.0	$21.0	Under-spent target by 9%
Technology and Operations capital expenditures	$15.1	$11.9	Under-spent target by 21%

(a)	Adjusted OIBDA, a non-GAAP financial measure, is one measure used by management to measure NCM, Inc.’s operating performance. Adjusted OIBDA represents operating income (loss) before depreciation and amortization expense and other costs. Adjusted OIBDA adds back the make-good liability shifted into 2012, share-based compensation costs and other costs. While Adjusted OIBDA is a measure NCM, Inc. uses to measure the financial performance for purposes of its Performance and Stretch Bonus awards, you should not consider Adjusted OIBDA in isolation of, or as a substitute for, measures of NCM, Inc.’s financial performance as determined in accordance with GAAP, such as operating income (loss). Adjusted OIBDA has material limitations as a performance measure because it excludes items that are necessary elements of NCM, Inc.’s costs and operations. Because other companies may calculate Adjusted OIBDA differently than NCM, Inc., this measure may not be comparable to similarly-titled measures reported by other companies (dollars in millions).

	FY 2011 Target	FY 2011 Actual
Operating income	$217.2	$193.7
Depreciation and amortization	23.7	18.8
Make-good liability	—	2.7
Share-based compensation costs and other costs	14.9	12.0

Adjusted OIBDA	$255.8	$227.2

(b)	Adjusted advertising revenue for purposes of this calculation is a non-GAAP financial measure used by management to measure the performance of certain of its advertising sales personnel, including Mr. Marks. Adjusted advertising revenue represents reported advertising revenue less founding member circuit beverage revenue, zero margin barter revenue and other founding member payments included in revenue plus the make-good liability shifted into 2012. You should not consider this measure in isolation of, or as a substitute for, measures of NCM, Inc.’s financial performance as determined in accordance with GAAP, such as advertising revenue (dollars in millions).

	FY 2011 Target	FY 2011 Actual
Advertising revenue	$430.8	$386.1
Less: Founding member circuit beverage revenue and other revenue	(43.7)	(39.8)
Plus: Make-good liability	—	2.7

Adjusted advertising revenue	$387.1	$349.0

Discretionary Bonus. The Compensation Committee, at its option and upon recommendations from the CEO, may award discretionary bonuses, or other types of compensation, for performance above and beyond that which is rewarded under the Performance Bonus Plan. The Compensation Committee considers performance which benefits essential elements of NCM, Inc.’s business plan and uses its judgment based on discretionary factors, including but not limited to, achievement of other financial and/or more subjective measures of individual performance.

Rewards are determined in the context of NCM, Inc.’s compensation philosophy to retain, motivate and reward talented executives. Individual high performance during the year is recognized during the annual performance review process, and as such, the bonus amounts can be highly variable from year to year.

For fiscal year 2011, the Compensation Committee approved discretionary bonuses as follows: $330,056 to Mr. Hall (44% of the Performance Bonus Plan potential at 100% achievement of the target), $120,166 to Mr. Ferrera (44% of the Performance Bonus Plan potential at 100% achievement of the target), $92,737 to Mr. Hardy (44% of the Performance Bonus Plan potential at 100% achievement of the target) and $61,875 to Mr. Weihe (44% of the Performance Bonus potential at 100% achievement of the target). The Compensation Committee considered the following factors in granting the discretionary bonuses: achievement of the actual results for 2011 was within 1.2% of the threshold under the 2011 Performance Bonus Plan; a significantly slower U.S. economic recovery than had been assumed in NCM, Inc.’s annual budget during the latter part of the third quarter and during the fourth quarter, which was outside the control of management; the fact that NCM, Inc. exceeded its 2010 actual results in a difficult market; and the fact that NCM, Inc. maintained tight cost controls and completed our $200 million bond offering and increased our liquidity position by expanding and extending the maturity of our revolving credit facility.

Long-Term Incentive. NCM, Inc. believes that creating long-term value for its stockholders is achieved, in part, by aligning the interests of its executive officers with those of its stockholders. NCM, Inc. grants awards under its stockholder approved equity incentive plan, the National CineMedia, Inc. 2007 Equity Incentive Plan as amended and restated, which NCM, Inc. refers to as the “Equity Incentive Plan.”

All grants under the Equity Incentive Plan to NCM, Inc.’s executive officers are generally proposed annually by the CEO at the start of each fiscal year and approved and priced by the Compensation Committee and board at its first meeting of the fiscal year, although grants could be made at any time at the discretion of its Compensation Committee. Grants are calculated on an overall award value based on a specified percentage of annual base salary. Refer to footnote (1) to the 2011 Equity Awards table below for additional information. The value of the awards is set at the closing price of NCM, Inc.’s common stock on the date of approval by the Compensation Committee and board of directors.

On January 13, 2011, the Compensation Committee, with approval of the board of directors, granted stock options and performance-based restricted stock awards to Messrs. Hall, Marks, Ferrera, Hardy and Weihe. The 2011 stock option awards are scheduled to vest 33.33% each year over the next three years, subject to continuous service unless approved by the Compensation Committee. The stock options have a 10-year term and an exercise price of $18.37 per share. For additional information, see the Grants of Plan Based Awards table.

Consistent with NCM, Inc.’s goals of aligning management and stockholder interests, the 2009, 2010 and 2011 grants to its executive officers provided a mix of long-term equity incentives that are time and performance based. NCM, Inc. began to increase the long-term incentives over a three-year period beginning in January 2009 to bring the aggregate management equity grants up to a more competitive level.

The 2009, 2010 and 2011 restricted stock awards are scheduled to vest based upon achievement of the actual cumulative “Free Cash Flow” target at the end of the three-year measurement period, with 50% of the award vesting at 90% of target achievement and 150% vesting at 110% of target achievement (with interpolation between 90% and 110%). Dividends accrue and will be paid upon vesting. In the event that shares are forfeited, accrued dividends on those shares shall also be forfeited.

The three-year measurement period for the 2009 restricted stock awards concluded on December 29, 2011. Following is the achievement relative to the target:

Performance Measure (in millions)	Target	Actual	Achievement relative to target

Three-year cumulative Free Cash Flow (a)	$605.2	$610.1	100.8% of target

(a)	“Free Cash Flow” is defined as Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) less capital expenditures. In the past, NCM, Inc. defined “Free Cash Flow” as EBITDA (earnings before interest, tax and depreciation and amortization expense) less capital expenditures. EBITDA is most directly comparable to net income. However, NCM, Inc.’s reconciliation for EBITDA made adjustments for items such as income taxes, noncontrolling interest and interest expense, which are not part of operating income, therefore OIBDA and EBITDA yield the same results. This calculation methodology change was made to make it easier for NCM, Inc. to provide a reconciliation of the metric as required by SEC rules.

Adjusted OIBDA, a non-GAAP financial measure, is one measure used by management to measure NCM, Inc.’s operating performance. Adjusted OIBDA represents operating income (loss) before depreciation and amortization expense and other costs. Adjusted OIBDA adds back the make-good liability shifted into 2012, share-based compensation costs and other costs. While Adjusted OIBDA is a measure NCM, Inc. uses to measure the financial performance for purposes of its Performance and Stretch Bonus awards, you should not consider Adjusted OIBDA in isolation of, or as a substitute for, measures of NCM, Inc.’s financial performance as determined in accordance with GAAP, such as operating income (loss). Adjusted OIBDA has material limitations as a performance measure because it excludes items that are necessary elements of NCM, Inc.’s costs and operations. Because other companies may calculate Adjusted OIBDA differently than NCM, Inc., this measure may not be comparable to similarly-titled measures reported by other companies (dollars in millions).

	Three-Year cumulative Target ended December 29, 2011	Three-Year cumulative Actual ended December 29, 2011
Operating income	$609.2	$552.5
Depreciation and amortization	17.7	52.2
Make-good liability	—	5.8
Share-based compensation costs and other costs	5.4	31.7

Adjusted OIBDA	632.3	642.2

Capital expenditures	27.1	32.7
Share-based compensation costs and other costs	—	(0.6)

Adjusted capital expenditures	27.1	32.1

Free Cash Flow	$605.2	$610.1

As a result of achievement of 100.8% of the target, 104% of the awards vested on February 27, 2012 and accrued dividends were paid as follows:

2009-2011 Performance Vesting
Name and Position	Number of Shares Awarded on January 15, 2009	Additional Number of Shares Due to Over- Performance	Total Vesting on February 27, 2012	Accrued Dividends
Kurt C. Hall President, Chief Executive Officer and Chairman	87,975	3,519	91,494	$201,287
Clifford E. Marks President of Sales	47,129	1,885	49,014	$107,831
Gary W. Ferrera Executive Vice President and Chief Financial Officer	33,216	1,328	34,544	$75,997
Ralph E. Hardy Executive Vice President and General Counsel	15,481	619	16,100	$35,420
Earl B. Weihe Executive Vice President and Chief Operations Officer	4,867	194	5,061	$11,134

As of December 29, 2011, NCM, Inc. evaluated its progress towards achievement of the 2010 and 2011 three-year projections in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), “Compensation-Stock Compensation.” For 2010 and 2011, NCM, Inc. estimated achievement at approximately 99% and 84% of the three-year cumulative Free Cash Flow targets, respectively. Therefore, for 2010 NCM, Inc. expected 95% of the awards to vest while for 2011 NCM, Inc. estimated that none of the awards will vest due to the projected underperformance against the specified targets as of December 29, 2011. It is expected that actual results could vary from these estimates, especially in the later years included in the three-year projections.

The following table shows the maximum number of shares that could be received under the Equity Incentive Plan for the 2011 awards:

2011 Equity Awards
Name and Position	Number of Shares of Restricted Stock (1)	Number of Stock Options (2)	Total Number of Shares
Kurt C. Hall President, Chief Executive Officer and Chairman	73,502	220,506	294,008
Clifford E. Marks President of Sales	59,064	177,192	236,256
Gary W. Ferrera Executive Vice President and Chief Financial Officer	27,752	83,255	111,007
Ralph E. Hardy Executive Vice President and General Counsel	19,122	57,367	76,489
Earl B. Weihe Executive Vice President and Chief Operations Officer	17,011	51,034	68,045

(1)	Includes the maximum number of shares that will vest if actual cumulative Free Cash Flow equals 100% of the three-year (2011-2013) cumulative Free Cash Flow target. If actual cumulative Free Cash Flow exceeds 100% of the Free Cash Flow target (up to 110% of Free Cash Flow), the number of shares will be increased ratably as set forth below for actual Free Cash Flow performance versus the target. As such, Mr. Hall could receive up to 36,751 additional shares; Mr. Marks could receive up to 29,532 additional shares; Mr. Ferrera could receive up to 13,876 additional shares; Mr. Hardy could receive up to 9,561 additional shares and Mr. Weihe could receive up to 8,505 additional shares. However as described further above, NCM, Inc. estimated that none of the 2011 restricted stock awards will vest due to the projected underperformance against the specified three-year cumulative Free Cash Flow targets as of December 29, 2011.

The restricted stock amount is calculated at the award value, divided by the share price, or $18.37 per share, the closing price of NCM, Inc.’s common stock on the grant date. In 2010, grants were based on the multiple of base salary amounts of 177%, 98%, 138%, 98% and 59% for Messrs. Hall, Marks, Ferrera, Hardy and Weihe, respectively. The 2011 grants were based on the multiple of base salary amounts, which were consistent with 2010 for Messrs. Hall and Ferrera and were increased for Mr. Marks to reflect achievement of 107.8% of the adjusted advertising revenue targets for 2010, for Mr. Hardy to bring his total compensation up to a more competitive level and for Mr. Weihe to reflect his promotion to Executive Vice President and Chief Operations Officer. Following is the calculation of the award value:

Name	2011 Base Salary	Multiple of Base Salary	Award Value
Kurt C. Hall	$750,128	180%	$1,350,230
Clifford E. Marks	$723,338	150%	$1,085,007
Gary W. Ferrera	$364,140	140%	$509,796
Ralph E. Hardy	$281,022	125%	$351,278
Earl B. Weihe	$250,000	125%	$312,500

(2)	The amount is calculated at three times the number of shares of restricted stock. The stock options are scheduled to vest 33.33% each year beginning in January 2012, subject to continuous service. The stock options have a 10-year term and an exercise price of $18.37, the closing price of NCM, Inc.’s common stock on January 13, 2011, the date of approval of the grants.

The 2011 grants were part of a three-year compensation program approved by the Compensation Committee to promote stock price growth and ownership through employee retention and achievement of long-term financial performance goals. In 2011, the Compensation Committee engaged Pay Governance LLC, a nationally recognized consulting firm, to assess the competitiveness of pay for the executive officers at the end of the three-year program. See “Role of Compensation Consultant and Chief Executive Officer in Determining Executive Compensation” for additional information.

Other Compensation. NCM, Inc.’s employees, including its named executive officers, participate in various employee benefits. These benefits include the following: medical and dental insurance; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; employee assistance programs (confidential counseling); a 401(k) plan; and paid time off.

None of NCM, Inc.’s named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by NCM, Inc. or in non-qualified defined contribution plans or other deferred compensation plans maintained by NCM, Inc. The Compensation Committee may elect to provide NCM, Inc.’s officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in NCM, Inc.’s best interests.

Potential Payments upon Termination or Change in Control. Upon certain types of terminations of employment, payments may be made to NCM, Inc.’s executive officers in accordance with their respective employment agreements. These events and potential amounts are further described below under the heading “Potential Payments Upon Termination or Change in Control.”

Compensation Decisions for 2012

Below is information about compensation decisions made for NCM, Inc.’s executive officers in early 2012.

Base Salary. The Compensation Committee reviewed executive compensation in January 2012 and decided to increase the base salary by a cost of living adjustment of 2% for each of NCM, Inc.’s executive officers, which is consistent with the average increases given to the majority of employees.

Annual Performance Bonus. The Compensation Committee adopted the National CineMedia, Inc. 2012 Performance Bonus Plan on January 11, 2012, and the board directed that the Performance Bonus Plan be submitted to a vote of stockholders at NCM, Inc.’s Annual Meeting.

The structure of the 2012 Performance Bonus Plan is consistent with the 2011 plan except the performance bonus potential is based on achieving greater than 80% of the Adjusted OIBDA target for 2012. The process for setting the financial targets for 2012 is consistent with previous years as part of the annual budget review.

Long-Term Incentive. The Compensation Committee granted stock options and performance-based restricted stock awards to each of NCM, Inc.’s executive officers effective January 12, 2012, as described in greater detail below.

The following table shows the maximum number of shares granted to each of NCM, Inc.’s executive officers for these awards:

2012 Equity Awards
Name and Position	Number of 3-Year Vest Restricted Stock (1)	Number of 2-Year Vest Restricted Stock (2)	Number of Stock Options (3)	Total Number of Shares	% of 2011 Grants
Kurt C. Hall President, Chief Executive Officer and Chairman	73,502	49,001	73,502	196,005	66.7%
Clifford E. Marks President of Sales	59,064	39,376	59,064	157,504	66.7%
Gary W. Ferrera Executive Vice President and Chief Financial Officer	29,602	18,501	29,602	77,705	70.0%
Ralph E. Hardy Executive Vice President and General Counsel	19,122	12,748	19,122	50,992	66.7%
Earl B. Weihe Executive Vice President and Chief Operations Officer	17,012	11,341	17,012	45,365	66.7%

(1)	Includes the maximum number of shares that will vest if actual cumulative Free Cash Flow equals 100% of the three-year (2012-2014) cumulative Free Cash Flow target. If actual Free Cash Flow exceeds 100% of the Free Cash Flow target (up to 110% of Free Cash Flow), the number of shares will be increased ratably as set forth below for actual Free Cash Flow performance versus the target. As such, Mr. Hall could receive up to 36,751 additional shares; Mr. Marks could receive up to 29,532 additional shares; Mr. Ferrera could receive up to 14,801 additional shares; Mr. Hardy could receive up to 9,561 additional shares and Mr. Weihe could receive up to 8,506 additional shares.

The amount is equal to the number of shares of restricted stock granted on January 13, 2011, with the exception of Mr. Ferrera. Mr. Ferrera was awarded an increase of 6.7% over the January 13, 2011 grant in order to bring his total value up to a more competitive level.

(2)	Includes the maximum number of shares that will vest if actual cumulative Free Cash Flow equals 100% of the two-year (2012-2013) cumulative Free Cash Flow target. If actual Free Cash Flow exceeds 100% of the Free Cash Flow target (up to 110% of Free Cash Flow), the number of shares will be increased ratably as set forth below for actual Free Cash Flow performance versus the target. As such, Mr. Hall could receive up to 24,500 additional shares; Mr. Marks could receive up to 19,688 additional shares; Mr. Ferrera could receive up to 9,251 additional shares; Mr. Hardy could receive up to 6,374 additional shares and Mr. Weihe could receive up to 5,671 additional shares.

The potential shares that would otherwise vest at the end of this two-year measurement period as described above will be reduced by the amount of vested shares from the January 13, 2011 restricted stock grant, if any. The executive officers were granted a total of 196,451 shares of restricted stock on January 13, 2011, of which 73,502 were to Mr. Hall; 59,064 to Mr. Marks; 27,752 to Mr. Ferrera; 19,122 to Mr. Hardy and 17,011 to Mr. Weihe. The amount is calculated at two-thirds of the amount granted on January 13, 2011.

(3)	The amount is equal to the number of shares of three-year vest restricted stock. This assumes that the value of an option is equal to 33.33% of a restricted share and that the value of the total 2012 grants were 75% associated with restricted stock and 25% associated with stock options.

The stock options are scheduled to vest 33.33% each year over the next three years (2013-2015), subject to continuous service. The stock options have a 10-year term and an exercise price of $13.14, the closing price of NCM, Inc.’s common stock on January 12, 2012, the date of approval of the grants.

The restricted stock awards are scheduled to vest based upon achievement of at least 90% of the actual cumulative Free Cash Flow target at the end of the two-year or three-year measurement period. The restricted stock awards include the right to receive dividend equivalents, subject to vesting. Below is a summary of how the number of vested shares of restricted stock will be determined based on the level of achievement of actual cumulative Free Cash Flow.

Award Vesting %	Free Cash Flow Target Actual %
100%	100%
50%	90%
0%	<90%

If actual cumulative Free Cash Flow is between 90% and 100% of the target, the award will vest proportionately. If actual cumulative Free Cash Flow exceeds 100% of the Free Cash Flow target for the measurement period, the participant will receive an additional grant of shares of restricted stock that will vest 60 days following the last day of the measurement period. The number of additional shares of restricted stock will be determined by interpolation, but will not exceed 50% of the number of shares of restricted stock that vest as set forth above up to 110% of the targeted cumulative Free Cash Flow.

Fiscal 2011 Summary Compensation Table

The following table shows the amount of compensation earned by NCM, Inc.’s named executive officers during the years indicated. For additional information regarding the material terms of each named executive officer’s employment agreement, see “Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Kurt C. Hall President, Chief Executive Officer and Chairman	2011	$750,128	$330,056	$1,350,232	$821,701	—	$23,267	$3,275,384
	2010	$735,420	—	$1,303,075	$1,114,875	$1,042,224	$35,928	$4,231,522
	2009	$721,000	—	$1,295,872	$1,446,691	$761,531	$41,988	$4,267,082

Clifford E. Marks President of Sales	2011	$723,338	—	$1,085,006	$660,295	$509,953	$28,816	$3,007,408
	2010	$709,155	—	$698,078	$597,254	$1,005,002	$30,835	$3,040,324
	2009	$695,250	$21,612	$694,210	$775,014	$712,721	$36,398	$2,935,205

Gary W. Ferrera Executive Vice President and Chief Financial Officer	2011	$364,140	$120,166	$509,804	$310,244	—	$15,914	$1,320,268
	2010	$357,000	—	$491,994	$420,934	$379,450	$20,101	$1,669,479
	2009	$350,000	—	$489,272	$546,217	$279,006	$23,032	$1,687,527

Ralph E. Hardy Executive Vice President and General Counsel	2011	$281,022	$92,737	$351,271	$213,774	—	$11,138	$949,942
	2010	$262,637	—	$258,538	$221,194	$279,153	$11,447	$1,032,969
	2009	$228,380	$59,162	$228,035	$254,581	$122,893	$12,096	$905,147

Earl B. Weihe Executive Vice President and Chief Operations Officer	2011	$250,000	$61,875	$312,492	$190,175	$46,875	$9,607	$871,024
	2010	$200,345	$124,004	$501,528	$395,815	$141,718	$9,544	$1,372,954
	2009	$179,497	—	$71,691	$80,035	$59,389	$8,681	$399,293

(1)	Refer to the “Compensation Discussion and Analysis—Discretionary Bonus” for further discussion of the discretionary bonuses awarded.

(2)	The amounts represent the aggregate grant date fair value of the stock awards computed in accordance with ASC Topic 718. The stock awards granted in 2009, 2010 and 2011 are scheduled to vest based upon the achievement of performance conditions relating to cumulative “Free Cash Flow” at the end of the three-year measuring period. The amounts for these awards are presented based on 100% of the fair market value on the date of grant and do not include an estimate of performance. Actual results could materially differ from this estimate. Stock awards are further discussed in “Compensation Discussion and Analysis—Long-Term Incentive.”

Stock Awards
Name	Grant Date	Maximum number of shares scheduled to vest	Maximum Grant Date Fair Value (a)
	1/13/2011	110,253	$2,025,348
Kurt C. Hall	1/14/2010	115,180	$1,954,605
	1/15/2009	131,963	$1,943,815
	1/13/2011	88,596	$1,627,509
Clifford E. Marks	1/14/2010	61,704	$1,047,117
	1/15/2009	70,694	$1,041,323
	1/13/2011	41,628	$764,706
Gary W. Ferrera	1/14/2010	43,488	$737,991
	1/15/2009	49,824	$733,908
	1/13/2011	28,683	$526,907
Ralph E. Hardy	1/14/2010	22,853	$387,815
	1/15/2009	23,222	$342,060
Earl B. Weihe	1/13/2011	25,516	$468,729
	11/4/2010	30,000	$575,100
	1/14/2010	10,442	$177,201
	1/15/2009	7,300	$107,529

(a)	The amount is based on the maximum number of shares as of the grant date subject to the award assuming the highest level of performance is achieved (150%). However, for 2011 NCM, Inc. estimated achievement at approximately 84% of the three-year cumulative Free Cash Flow target and estimated that none of the awards will vest due to the projected underperformance against the specified targets as of December 29, 2011. It is expected that actual results could vary from these estimates, especially in the later years included in the three-year projections. For 2011, the amounts for these awards are presented based upon the fair market value on the date of grant ($18.37 per share). For 2010, the amounts for these awards are presented based upon the fair market value on the date of grant ($16.97 in January 2010 and $19.17 in November 2010). For 2009, the amounts for these awards are presented based upon the fair value as determined by ASC Topic 718 ($14.73 per share).
(3)

The amounts represent the aggregate grant date fair value of the options computed in accordance with ASC Topic 718 and do not represent cash payments made to the individuals or amounts realized. See details of the assumptions used in valuation of the options in Note 7 “Share-Based Compensation” to the financial statements included elsewhere in this document. The full grant date fair values of the awards were $3.73 (January 13, 2011), $4.84 (January 14, 2010), $4.91 (November 4, 2010) and $5.48 (January 15, 2009) per share. The Grants of Plan Based Awards table discloses the options granted to the named executive officers. Options are further discussed in “Compensation Discussion and Analysis—Long-Term Incentive.”
(4)	The Compensation Committee approved 2011 performance bonuses for the named executive officers on February 21, 2012, and the bonuses were paid on February 29, 2012. In 2010 and 2009, the payments of non-equity incentive plan compensation included a stretch bonus due to achievement of certain performance measures. In 2011, no amount of stretch bonus was earned. In 2009, the payments of non-equity incentive plan compensation included a 2% raise deferral bonus due to achievement of certain performance measures. See further discussion in “Compensation Discussion and Analysis—Annual Performance Bonus.”

(5)	The following table provides details about each component of the “All Other Compensation” column from the Fiscal 2011 Summary Compensation Table above.

Name	Year	401(k) Employer Contribution (a)	Term Life Insurance (b)	Disability Insurance (c)	Restricted Stock Dividends (d)	Miscellaneous (e)	Total All Other Compensation
	2011	$6,600	$1,929	$1,257	$13,176	$305	$23,267
Kurt C. Hall	2010	$6,600	$1,889	$1,257	$22,588	$3,594	$35,928
	2009	$6,600	$1,852	$1,257	$30,117	$2,162	$41,988
	2011	$6,600	$1,856	$1,257	$16,706	$2,397	$28,816
Clifford E. Marks	2010	$6,600	$1,184	$1,257	$21,479	$315	$30,835
	2009	$6,600	$1,161	$1,257	$25,457	$1,923	$36,398
	2011	$6,600	$566	$1,257	$7,491	—	$15,914
Gary W. Ferrera	2010	$6,600	$552	$1,257	$11,402	$290	$20,101
	2009	$6,600	$540	$1,257	$14,563	$72	$23,032
	2011	$6,600	$1,818	$1,257	$1,463	—	$11,138
Ralph E. Hardy	2010	$6,600	$1,084	$1,255	$2,508	—	$11,447
	2009	$6,600	$920	$1,231	$3,345	—	$12,096
	2011	$6,269	$1,584	$1,257	$497	—	$9,607
Earl B. Weihe	2010	$6,233	$1,191	$1,164	$852	$104	$9,544
	2009	$5,453	$1,026	$1,066	$1,136	—	$8,681

(a)	Represents matching contributions made pursuant to our defined contribution 401(k) Plan. Eligible employees, including the named executive officers are eligible for a discretionary contribution under the 401(k) Plan on base pay up to IRS limits.
(b)	Represents imputed income for term life insurance coverage.
(c)	Represents imputed income for long-term and short-term disability insurance coverage.
(d)	Under the terms of the 2007 and 2008 restricted stock awards, the named executive officers are entitled to receive cash dividends at the same time as other NCM, Inc. stockholders on unvested shares. During 2011, NCM, Inc. paid per share dividends of $0.20 on March 24, 2011 and June 2, 2011, and $0.22 on September 1, 2011 and December 1, 2011, respectively. During 2010, NCM, Inc. paid per share dividends of $0.16 on April 1, 2010, $0.18 on June 3, 2010 and September 2, 2010, and $0.20 on December 2, 2010, respectively. During 2009, NCM, Inc. paid per share dividends of $0.16 on April 2, 2009, June 4, 2009, September 3, 2009 and December 3, 2009, respectively.
(e)	Represents business-related awards, gifts and prizes and taxable fringe benefits.

Fiscal 2011 Grants of Plan Based Awards

The following table shows the awards granted to NCM, Inc.’s named executive officers for its 2011 fiscal year.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying Options (3)	Exercise of Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Thresh- hold ($)	Target ($)	Maximum ($)	Thresh- hold (#)	Target (#)	Maximum (#)
	N/A	—	$750,128	$1,125,192
Kurt C. Hall	1/13/2011							220,506	$18.37	$821,701
	1/13/2011				—	73,502	110,253			$1,350,232
	N/A	—	$723,338	$1,085,007
Clifford E. Marks	1/13/2011							177,192	$18.37	$660,295
	1/13/2011				—	59,064	88,596			$1,085,006
	N/A	—	$273,105	$409,658
Gary W. Ferrera	1/13/2011							83,255	$18.37	$310,244
	1/13/2011				—	27,752	41,628			$509,804
	N/A	—	$210,767	$316,150
Ralph E. Hardy	1/13/2011							57,367	$18.37	$213,774
	1/13/2011				—	19,122	28,683			$351,271
	N/A	—	$187,500	$281,250
Earl B. Weihe	1/13/2011							51,034	$18.37	$190,175
	1/13/2011				—	17,011	25,516			$312,492

(1)	Amounts represent potential cash bonus amounts if targets are achieved for 2011 performance for each named executive officer. The Compensation Committee may, at its discretion, reduce the amount of any awards payable under the 2011 Performance Bonus Plan by up to 25%. See the Summary Compensation Table for amounts paid.
(2)	Represents restricted stock grants made in 2011 under the Equity Incentive Plan. The restricted stock awards provide that the award will accrue dividends payable subject to vesting, however NCM, Inc. estimated that none of the 2011 restricted stock awards will vest due to the projected underperformance against the specified three-year cumulative Free Cash Flow targets as of December 29, 2011. For additional information regarding equity awards see “Compensation Discussion and Analysis—Long-Term Incentive” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— Equity Incentive Plan Information.”
(3)	Represents stock option grants made in 2011 under the Equity Incentive Plan. For additional information regarding outstanding options, see the Outstanding Equity Awards Table. For additional information regarding equity awards see “Compensation Discussion and Analysis—Long-Term Incentive” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Incentive Plan Information.”
(4)	Calculated in accordance with ASC Topic 718 as described in footnotes (2) and (3) to the Summary Compensation Table and are based on the closing price of NCM, Inc.’s stock on the date of the grant. The 2011 restricted stock awards are scheduled to vest based upon achievement of the actual cumulative “Free Cash Flow” target at the end of the three-year measuring period and are presented in the table based on target amounts. Refer to footnote (2) to the Summary Compensation Table for the maximum number of shares that could be awarded (150%). However, NCM, Inc. estimated that none of the 2011 restricted stock awards will vest due to the projected underperformance against the specified three-year cumulative Free Cash Flow targets as of December 29, 2011.

Non-Equity Incentive Plan Awards

Refer to the Summary Compensation Table for the actual payouts for fiscal 2011, 2010 and 2009. Additional information about these awards and NCM, Inc.’s actual performance is included in “Compensation Discussion and Analysis—Annual Performance Bonus.”

Equity Incentive Plan Awards

During fiscal 2011, each of NCM, Inc.’s named executive officers received awards under its Equity Incentive Plan. Additional information about the awards is included in “Compensation Discussion and Analysis—Long-Term Incentive.”

Outstanding Equity Awards at December 29, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date (a)	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested (b)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (j)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested (b)
Kurt C. Hall	379,980	94,994	(c)	$16.35	4/4/2021	15,686	(c)	$188,703
	175,950	87,974	(f)	$9.22	1/15/2019				91,494	$1,100,673
	76,786	153,574	(g)	$16.97	1/14/2020				76,787	$923,748
	—	220,506	(i)	$18.37	1/13/2021				73,502	$884,229
Clifford E. Marks	37,983	105,510	(d)	$16.35	4/4/2021	19,888	(d)	$239,253
	22,395	14,932	(d)	$24.04	9/7/2021
	1	47,129	(f)	$9.22	1/15/2019				49,014	$589,638
	30,613	82,272	(g)	$16.97	1/14/2020				41,136	$494,866
	—	177,192	(i)	$18.37	1/13/2021				59,064	$710,540
Gary W. Ferrera	65,941	29,811	(c)	$18.01	5/1/2021	4,918	(c)	$59,164
	30,000	20,000	(e)	$19.37	1/8/2018	4,000	(e)	$48,120
	33,216	33,216	(f)	$9.22	1/15/2019				34,544	$415,564
	28,991	57,984	(g)	$16.97	1/14/2020				28,992	$348,774
	—	83,255	(i)	$18.37	1/13/2021				27,752	$333,857
Ralph E. Hardy	42,216	10,553	(c)	$16.35	4/4/2021	1,742	(c)	$20,956
	30,963	15,481	(f)	$9.22	1/15/2019				16,100	$193,683
	15,234	30,470	(g)	$16.97	1/14/2020				15,235	$183,277
	—	57,367	(i)	$18.37	1/13/2021				19,122	$230,038
Earl B. Weihe	14,328	3,581	(c)	$16.35	4/4/2021	592	(c)	$7,122
	9,734	4,867	(f)	$9.22	1/15/2019				5,061	$60,884
	6,960	13,922	(g)	$16.97	1/14/2020				6,961	$83,741
	20,000	40,000	(h)	$19.17	11/4/2020				20,000	$240,600
	—	51,034	(i)	$18.37	1/13/2021				17,011	$204,642

(a)	Options generally expire prior to date if named executive officer terminates employment.
(b)	Amounts are based on NCM, Inc.’s closing stock price, $12.03 per share, on December 29, 2011.
(c)	The options and restricted stock vest 20% per year commencing on January 1, 2008, subject to continuous service.
(d)	The options and restricted stock vest 20% per year commencing on January 1, 2009, subject to continuous service.
(e)	The options and restricted stock vest 20% per year commencing on January 8, 2009, subject to continuous service.
(f)	The options vest 33.33% per year commencing on January 15, 2010, subject to continuous service.
(g)	The options vest 33.33% per year commencing on January 14, 2011, subject to continuous service.
(h)	The options vest 33.33% per year commencing on November 4, 2011, subject to continuous service.
(i)	The options vest 33.33% per year commencing on January 13, 2012, subject to continuous service.
(j)	The restricted stock awards are scheduled to vest based on achievement of the actual cumulative Free Cash Flow target at the end of the three-year measuring period. Refer to “Compensation Discussion and Analysis—Long-Term Incentive” for the discussion of the 2009 shares that vested on February 27, 2012.

See “Compensation Discussion and Analysis—Long-Term Incentive” for additional information.

Option Exercises and Stock Vested at December 29, 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (a)
Kurt C. Hall	—	—	15,686	$312,308
Clifford E. Marks	142,763	$649,633	9,944	$197,985
Gary W. Ferrera	—	—	6,918	$134,317
Ralph E. Hardy	—	—	1,742	$34,683
Earl B. Weihe	—	—	592	$11,787

(a)	Amounts are based on NCM, Inc.’s closing stock price on the date realized.

Potential Payments Upon Termination or Change in Control

The following summaries set forth potential payments payable to NCM, Inc.’s named executive officers upon termination of their employment or a change in control of NCM, Inc. under their employment agreements, as amended, and under the Equity Incentive Plan. The following discussion is based on the assumption that the actual bonus amount would be the target amount reported as a non-equity incentive plan award in the Grants of Plan Based Awards table. Actual payments may be more or less than the amounts described below. In addition, NCM, Inc. may enter into new arrangements or modify these arrangements, from time to time. Each employment agreement provides definitions for the termination reasons.

The following table assumes the executive’s employment was terminated under each of these circumstances on December 29, 2011 and such payments and benefits have an estimated value of:

	Cash Severance (1)	Bonus (1)	Medical Insurance (2)	Term Life Insurance (2)	Disability Insurance (2)	401(k) Employer Contrib. (2)	Value of Accelerated Equity Awards (3)
Kurt C. Hall (a)
Without Cause	$1,530,262	$765,131	$35,140	$3,236	$8,896	—	—
For Good Reason	$2,295,393	$765,131	$35,140	$3,236	$8,896	—	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	$3,443,090	$765,131	$43,925	$4,045	$11,120	—	$3,796,645
Death	—	$765,131	$17,570	—	—	—	—
Disability	—	$765,131	$17,570	$1,618	$4,448	—	—
Clifford E. Marks (b)
Without Cause or For Good Reason or Expiration of Agreement	$737,805	$509,953	$17,570	$1,561	$4,289	$6,600	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	—	—	$2,144,056
Death	—	—	$17,570	—	—	—	—
Disability*	$368,903	—	$17,570	$1,561	$4,289	—	—
Gary W. Ferrera (c)
Without Cause or For Good Reason or Expiration of Agreement	$371,423	—	$17,570	$786	$2,159	$6,600	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	—	—	$1,376,176
Death	—	—	$17,570	—	—	—	—
Disability*	$185,712	—	$17,570	$786	$2,159	—	—
Ralph E. Hardy (c)
Without Cause or For Good Reason or Expiration of Agreement	$286,642	—	$17,570	$604	$1,660	$6,600	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	—	—	$751,015
Death	—	—	$17,570	—	—	—	—
Disability*	$143,321	—	$17,570	$604	$1,660	—	—
Earl B. Weihe (c)
Without Cause or For Good Reason or Expiration of Agreement	$255,000	—	$5,549	$540	$1,485	$6,269	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	—	—	$635,684
Death	—	—	$5,549	—	—	—	—
Disability*	$127,500	—	$5,549	$540	$1,485	—	—

*	net of amounts offset by disability insurance payments
(1)	If the employment of the named executive officer is terminated by NCM, Inc. for reasons other than disability, death or cause, or the executive resigns for good reason, as defined in the agreement, or his agreement is not renewed on substantially equal terms, he will be entitled to severance for a specified period and any annual bonuses awarded but not yet paid. If the named executive officer’s employment terminates due to his death, his beneficiaries will receive his base salary paid through the end of the month of his death. Except for Mr. Hall, if the named executive officer terminates employment on account of his disability, in exchange for a release of claims against NCM, Inc., he will be entitled to his base salary for a period of six months following termination, offset by any disability benefits provided under a company sponsored benefit arrangement.
(a)

If the employment of Mr. Hall is terminated by NCM, Inc., for reasons other than permanent disability, death or cause, he will be entitled to severance equal to two times his base salary. If Mr. Hall resigns from NCM, Inc. with good reason, as defined in the agreement, he will be entitled to severance equal to three times his base salary. If, within three months before or one year after a change of control, as defined in the agreement, Mr. Hall resigns for good reason or his employment is terminated for reasons other than permanent disability, death or cause, he would be entitled to severance equal to four and one half times his base salary. If Mr. Hall terminates employment for any reason, other than cause, he or his beneficiaries will receive his actual bonus for the year prorated by the number of days until his termination to be paid at the same time bonuses are paid to other executives. Amounts are based on Mr. Hall’s base salary in effect on January 11, 2012.
(b)	Mr. Marks will be entitled to severance equal to the greater of (1) his base salary paid over the remaining existing term of the contract and a bonus equal to the last bonus paid per month applied against the remaining contract period or (2) one year of base salary plus 100% of the bonus amount paid for the last full year of employment. The cash severance amount is based on Mr. Marks’ base salary in effect on January 11, 2012 and the bonus amount is based on the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation” for 2011.
(c)	Messrs. Ferrera, Hardy and Weihe’s severance represent base salary paid over 12 months based on their base salary in effect on January 11, 2012.
(2)	Except for Mr. Hall, if the employment of a named executive officer is terminated by NCM, Inc. for reasons other than disability, death or cause, or he resigns for good reason, as defined in the agreement, the named executive officer is entitled to receive an amount equal to NCM, Inc.’s premium costs or other contributions made by NCM, Inc. on behalf of each named executive officer with respect to all employee benefit plans or programs that such named executive officer was participating in on the date of his termination of employment, for a specified period. If Mr. Hall’s employment is terminated by NCM, Inc. for reasons other than disability, death or cause, or he resigns for good reason, as defined in the agreement, he will be entitled to payments equal to the amount of company contributions and payments under any medical, health and life insurance plans per month for the preceding calendar year, for a specified period. If the named executive officer terminates employment on account of his death or disability, he or his beneficiaries will be entitled to one year of continued coverage under the NCM, Inc. medical and health insurance plan pursuant to COBRA and life insurance coverage.
(a)	Amounts for Mr. Hall represent a 24-month period, except if within three months before or one year after a change of control, as defined in the agreement, then he is entitled to 30-months of continued benefits.
(b)	Amounts for Mr. Marks represent estimates until the date he receives equivalent coverage but not longer than the period for which his base salary is paid after termination.
(c)	Amounts for Messrs. Ferrera, Hardy and Weihe represent a 12-month period.
(3)	Under the Equity Incentive Plan, if within three months prior to or one year after the consummation of a change of control, as defined in the plan, the named executive officer’s employment is terminated by NCM, Inc., its affiliate or a successor in interest without cause or by the named executive officer for good reason, both as defined in the plan, then all outstanding options and stock appreciation rights shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse. Amounts are based on NCM, Inc.’s closing stock price, $12.03 per share, on December 29, 2011.

Employment Agreements

On February 13, 2007, NCM, Inc. and NCM LLC entered into multi-year employment agreements with each of the named executive officers as described further below, except for Mr. Weihe. The agreements were amended effective as of January 1, 2009 in order to comply with the requirements of Section 409A and Section 162(m) of the Internal Revenue Code of 1986. NCM, Inc. and NCM LLC entered into an employment agreement with Mr. Weihe on August 24, 2011. The Compensation Committee believes these employment agreements are consistent with the industry standard in our industry for top executives. The agreements provide for payments and benefits if each executive’s employment with NCM, Inc. and its affiliates is terminated (i) without cause (as defined in the agreements), (ii) for good reason (as defined in the agreements), (iii) without cause or good reason three months prior to or within one year following a change of control (as defined in the agreements), (iv) in the event of death, and (v) in the event of disability. See “Potential Payments Upon Termination or Change in Control” for additional information about such payments and benefits.

Kurt C. Hall

Mr. Hall’s employment agreement, which initially had a two-year term beginning February 13, 2007, provides that he will serve as President, Chief Executive Officer and Chairman of the Board of NCM, Inc. On each May 24, beginning in 2007, one year is added to the term of the agreement. The agreement initially provided that Mr. Hall be paid an initial base salary at the rate of $700,000 per year, subject to annual increases at the discretion of the Compensation Committee based on previous year performance, market conditions and other factors deemed to be relevant by the Compensation Committee. The Compensation Committee increased Mr. Hall’s base salary to $721,000, $735,420, $750,128 and to $765,131 effective January 2008, January 2010, January 2011 and January 2012, respectively. In addition to base salary, Mr. Hall is eligible to receive an annual cash bonus pursuant to NCM, Inc.’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee. Mr. Hall will also be reimbursed for reasonable out-of-pocket business expenses. Under the agreement, during his employment and for 12 months thereafter, Mr. Hall, subject to certain limitations, has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries or solicit anyone who was employed by these entities. Under the agreement, Mr. Hall has also agreed not to divulge or disclose confidential information of NCM, Inc. or its affiliates or subsidiaries except in the business of and for the benefit of NCM, Inc., or as required by law.

Clifford E. Marks

Mr. Marks’ employment agreement, which initially had a two-year term beginning February 13, 2007, provides that he will serve as the President of Sales. On September 30 of each year, beginning in 2008, the term is automatically extended by one year. Under the agreement, Mr. Marks is paid a base salary, which was initially at the rate of $675,000 per year with increases of not less than 1% annually; however NCM, Inc. and Mr. Marks agreed that his base salary would not be increased for fiscal 2009. The Compensation Committee increased Mr. Marks’ base salary to $695,250, $709,155, $723,338 and to $737,805 effective January 2008, January 2010, January 2011 and January 2012, respectively. The Compensation Committee will review Mr. Marks’ salary at least annually and may increase (but not reduce) the base salary in its sole discretion. In addition to base salary, Mr. Marks is eligible to receive an annual cash bonus pursuant to NCM, Inc.’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee. The Compensation Committee will review Mr. Marks’ bonus structure and may adjust the bonus structure in its sole discretion based on previous year performance, market conditions and other factors deemed relevant by the Compensation Committee. Under the agreement, during his employment and for 12 months thereafter, Mr. Marks has agreed not to compete with NCM, Inc., its affiliates or subsidiaries, or solicit anyone who is an employee, officer or agent of these entities. Under the agreement, Mr. Marks has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Gary W. Ferrera

Mr. Ferrera’s employment agreement, which initially had a one-year term beginning February 13, 2007, provides that he will serve as Executive Vice President and Chief Financial Officer of NCM, Inc. On each April 1, beginning in 2007, one year is added to the termination date. The agreement initially provided that Mr. Ferrera be paid an initial base salary of $325,000 per year, subject to further annual increases at the discretion of the Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by the Compensation Committee. The Compensation Committee increased Mr. Ferrera’s base salary to $350,000, $357,000, $364,140 and to $371,423 effective January 2008, January 2010, January 2011 and January 2012, respectively. In addition to base salary, Mr. Ferrera is eligible to receive an annual bonus pursuant to NCM, Inc.’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee. Under the agreement, during his employment and for 12 months thereafter, Mr. Ferrera has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Ferrera has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Ralph E. Hardy

Mr. Hardy’s employment agreement provides that he will serve as the Executive Vice President and General Counsel of NCM, Inc. The term of employment terminates on each December 31, but will be considered automatically renewed unless notice of termination is given by either party. The agreement initially provided that Mr. Hardy be paid an initial base salary at the rate of $221,728 per year, subject to further annual increases at the discretion of the Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by the Compensation Committee. The Compensation Committee increased Mr. Hardy’s base salary to $228,380, $262,637, $281,022 and to $286,642 effective January 2008, January 2010, January 2011 and January 2012, respectively. In addition to base salary, Mr. Hardy is eligible to receive an annual cash bonus pursuant to NCM, Inc.’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee. Under the agreement, during his employment and for so long as he is entitled to receive any benefits or payment under the agreement (but in no event less than 12 months), Mr. Hardy has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Hardy has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Earl B. Weihe

Mr. Weihe’s employment agreement, effective August 24, 2011, provides that he will serve as the Executive Vice President and Chief Operations Officer of NCM, Inc. The term of employment terminates on each December 31, but will be considered automatically renewed unless notice of termination is given by either party. The agreement initially provided that Mr. Weihe be paid an initial base salary at the rate of $250,000 per year, subject to further annual increases at the discretion of the Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by the Compensation Committee. The Compensation Committee increased Mr. Weihe’s base salary to $255,000 effective January 2012. In addition to base salary, Mr. Weihe is eligible to receive an annual cash bonus pursuant to NCM, Inc.’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee. Under the agreement, during his employment and for so long as he is entitled to receive any benefits or payment under the agreement (but in no event less than 12 months), Mr. Weihe has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Weihe has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Director Compensation

Non-Employee Directors

For NCM, Inc.’s 2011 fiscal year, NCM, Inc.’s directors who were not its employees or employees of our founding members (“independent directors”) received an annual cash retainer of $42,309, plus $1,650 for each meeting of the board of directors they attended. In addition, NCM, Inc.’s independent directors received a restricted stock unit grant of 5,446 shares on January 13, 2011 at $18.37 per share. The restricted stock units are settled in shares of NCM, Inc.’s common stock. The restricted stock units vested on February 13, 2012 and had a value of $14.00 per share based on the closing price of NCM, Inc.’s common stock on the vesting date. The restricted stock unit awards include the right to receive dividend equivalents, subject to vesting. Annual retainers were paid to the chairperson of each committee of the board of directors as follows: $11,000 for the Audit Committee chairperson; $5,500 for each of the Compensation Committee chairperson and the Nominating and Governance Committee chairperson and $5,500 for the lead director retainer fee. Audit Committee members also receive $1,650 for each Audit Committee meeting they attend, and Compensation Committee and Nominating and Governance Committee members receive $1,100 for each meeting of those committees they attend. In addition, members of the Fathom special committee received $1,100 for each meeting they attended. NCM, Inc. reimbursed all of its directors for reasonable travel, lodging and other expenses related to their service on its board of directors.

In January 2012, the Nominating and Governance Committee considered compensation for 2012 for non-employee directors and recommended a 2% increase for all compensation. In addition, non-employee directors received a grant of 7,610 restricted stock units at $13.14 per share. The restricted stock units will be settled in shares of NCM, Inc.’s common stock. The restricted stock units are scheduled to vest on February 12, 2013, subject to continuous service. The restricted stock unit awards include the right to receive dividend equivalents, subject to vesting.

Employee Directors

NCM, Inc. employees and employees of our founding members who also serve as directors receive compensation for their services as employees from their respective employers, but they do not receive any additional compensation from NCM, Inc. for their service as its directors.

Fiscal 2011 Director Compensation

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total

Lawrence A. Goodman	$97,859	$100,043	$4,575	$202,477

David R. Haas	$105,559	$100,043	$4,575	$210,177

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total

James R. Holland, Jr.	$74,209	$100,043	$4,575	$178,827

Stephen L. Lanning	$73,659	$100,043	$4,575	$178,277

Edward H. Meyer	$62,109	$100,043	$4,575	$166,727

Scott N. Schneider	$87,959	$100,043	$4,575	$192,577

(1)	The following table provides details about each component of the “Fees Earned or Paid in Cash” column from the Fiscal 2011 Director Compensation Table above.

Name	Annual Retainer	Committee Chair Fees	Meeting Fees	Total Fees Earned or Paid in Cash
Lawrence A. Goodman	$42,309	$5,500	$50,050	$97,859
David R. Haas	$42,309	$11,000	$52,250	$105,559
James R. Holland, Jr.	$42,309	$5,500	$26,400	$74,209
Stephen L. Lanning	$42,309	$5,500	$25,850	$73,659
Edward H. Meyer	$42,309	—	$19,800	$62,109
Scott N. Schneider	$42,309	—	$45,650	$87,959

(2)	The amounts represent the aggregate grant date fair value of the restricted stock unit awards as computed under ASC 718 and do not represent cash payments made to the individuals or amounts realized. The grant date fair value of the awards was $18.37 per share, the closing price of NCM, Inc.’s common stock on January 13, 2011, the date of grant.
(3)	During 2011, NCM, Inc. accrued per share dividends of $0.20 on March 24, 2011 and June 2, 2011, respectively, and $0.22 on September 1, 2011 and December 1, 2011, respectively. The dividends were paid shortly after the vesting on February 13, 2012.

The restricted stock units are also subject to the terms and provisions of the Equity Incentive Plan. The following table provides details about the “Stock Awards” column from the Fiscal 2011 Director Compensation Table above.

	Fiscal 2011 Grants			Outstanding Equity Awards at December 29, 2011
Name	Grant Date	Number of Shares of Stock	Grant Date Fair Value of Stock Awards (a)	Number of Shares of Stock that have not vested	Market Value of Shares of Stock That Have Not Vested (b)
Lawrence A. Goodman	1/13/2011	5,446	$100,043	5,446	$65,515
David R. Haas	1/13/2011	5,446	$100,043	5,446	$65,515
James R. Holland, Jr.	1/13/2011	5,446	$100,043	5,446	$65,515
Stephen L. Lanning	1/13/2011	5,446	$100,043	5,446	$65,515
Edward H. Meyer	1/13/2011	5,446	$100,043	5,446	$65,515
Scott N. Schneider	1/13/2011	5,446	$100,043	5,446	$65,515

(a)	Calculated in accordance with ASC Topic 718 as described in footnote (2) to the Fiscal 2011 Director Compensation Table and based on NCM, Inc.’s closing share price on the grant date of $18.37 per share on January 13, 2011.
(b)	Amounts are based on NCM, Inc.’s closing stock price, $12.03 per share, on December 29, 2011.

Compensation Risk Assessment

NCM, Inc. does not believe it currently has overall compensation practices that are reasonably likely to have a material adverse effect on NCM, Inc. NCM, Inc.’s Compensation Committee reviewed the compensation policies and practices for all employees, including executive officers. The Compensation Committee considered whether the compensation program encouraged excessive risk taking by employees at the expense of NCM, Inc.’s long-term value. Based upon its assessment, the Compensation Committee does not believe that the compensation program encourages excessive or inappropriate risk-taking. The Compensation Committee believes that the design of the compensation program, which includes a mix of annual and long-term incentives, cash and equity awards and retention incentives, is balanced and does not motivate imprudent risk-taking.

Compensation Committee Interlocks and Insider Participation

NCM, Inc. does not have any interlocking relationships between any member of its Compensation Committee and any of its executive officers that would require disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” included elsewhere in this report with management and, based on such review and discussions, the Compensation Committee recommended that the board of directors include such disclosure for the fiscal year ended December 29, 2011 in NCM LLC’s Annual Report on Form 10-K filed with the SEC.

Compensation Committee of National CineMedia, Inc.

Lawrence A. Goodman, Chairman

Stephen L. Lanning

Edward H. Meyer

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Incentive Plan Information

At the date of its IPO, NCM, Inc. adopted the NCM, Inc. 2007 Equity Incentive Plan and our employees are eligible to participate in the plan. Upon vesting of the restricted stock awards or exercise of options, we will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. The following table sets forth, as of December 29, 2011, information for all equity compensation plans under which NCM, Inc. equity securities were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,297,192	(1)	$16.25	(2)	2,546,842	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	5,297,192		$16.25		2,546,842

(1)	Includes 4,837,572 stock option grants; 32,676 restricted stock units; 14,064 additional shares of restricted stock to be issued for the 2009 restricted stock grants due to achievement of 100.8% of the target; and 194,624 and 218,256 for additional shares of restricted stock for the 2010 and 2011 restricted stock grants, respectively, that may be issued assuming the highest level of performance is achieved (150%). However, for the 2010 and 2011 restricted stock grants NCM, Inc. estimated achievement at approximately 99% and 84% of the three-year cumulative Free Cash Flow targets, respectively. Therefore, for 2010 NCM, Inc. expected 95% of the awards to vest, while for 2011 NCM, Inc. estimated that none of the awards will vest due to the projected underperformance against the specified targets as of December 29, 2011. It is expected that actual results could vary from these estimates, especially in the later years included in the three-year projections.
(2)	Restricted stock awards are excluded as there is no exercise price for these awards.
(3)	Represents remaining shares of NCM, Inc. common stock available for issuance under the Equity Incentive Plan.

The Equity Incentive Plan, as amended, was approved by NCM, Inc.’s stockholders on April 26, 2011.

Voting Securities and Principal Holders

Our common membership units are not publicly traded and are owned by AMC, Cinemark, Regal and NCM, Inc. as described further below. Our manager, NCM, Inc., has common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of NCM, Inc.’s common stock as of March 12, 2012, by:

•	each person (or group of affiliated persons) who is known by NCM, Inc. to own beneficially more than 5% of its common stock;

•	each of NCM, Inc.’s executive officers and directors; and

•	all directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, NCM, Inc. believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. As of March 12, 2012, the percentage of beneficial ownership for NCM, Inc. is based on 54,408,236 shares of common stock outstanding (excluding unvested restricted stock) and 111,288,200 membership units outstanding for NCM LLC, of which 54,408,236 are owned by NCM, Inc. Unless indicated below, the address of each individual listed below is 9110 E. Nichols Ave., Suite 200, Centennial, Colorado 80112-3405.

BENEFICIAL OWNERSHIP

Name of Beneficial Owner	Shares of NCM, Inc. Common Stock	NCM LLC Common Membership Units (1)	Percent of Class
Five Percent Stockholders
American Multi-Cinema, Inc. and Affiliates (2)	—	17,323,782	24.2%
Cinemark Holdings, Inc. (3)	—	17,495,920	24.3%
Regal Entertainment Group and Affiliates (4)	—	22,060,262	28.8%
Janus Capital Management LLC (5)	5,213,088	—	9.6%
Janus Triton Fund (5)	2,971,930	—	5.5%
BlackRock, Inc. (6)	4,365,728	—	8.0%
AllianceBernstein LP (7)	4,122,667	—	7.6%
Ameriprise Financial, Inc. and Related (8)	3,419,446	—	6.3%
Baron Capital Group, Inc. and Affiliates (9)	2,900,000	—	5.3%
TimesSquare Capital Management, LLC (10)	2,825,600	—	5.2%

Directors and Executive Officers
Kurt C. Hall (11)	1,268,573	—	2.3%
Clifford E. Marks (12)	335,819	—	*
Gary W. Ferrera (13)	320,772	—	*
Ralph E. Hardy (14)	165,435	—	*
Earl B. Weihe (15)	88,066	—	*
Gerardo I. Lopez	0	—	0%
Amy E. Miles	0	—	0%
Lee Roy Mitchell	0	—	0%
Lawrence A. Goodman	9,007	—	*
David R. Haas	25,587	—	*
James R. Holland, Jr.	19,587	—	*
Stephen L. Lanning	11,126	—	*
Edward H. Meyer	13,126	—	*
Scott N. Schneider	19,587	—	*
All directors, nominees for director and executive officers as a group (14 persons)	2,276,685	—	4.2%

*	Less than one percent.
(1)	NCM LLC common membership units are redeemable at any time at the option of the holder. Upon any redemption, NCM, Inc. may choose whether to redeem the units for shares of its common stock on a one-for-one basis or for a cash payment equal to the market price of shares of NCM, Inc. common stock. If each member of NCM LLC chose to redeem all of its NCM LLC common membership units and NCM, Inc. elected to issue shares of NCM, Inc. common stock in redemption of all of the units, AMC would receive 17,323,782 shares of NCM, Inc. common stock, Cinemark would receive 17,495,920 shares of NCM, Inc. common stock and Regal would receive 22,060,262 shares of NCM, Inc. common stock. These share amounts would represent 15.6%, 15.8% and 19.9%, respectively, of NCM, Inc. outstanding common stock, assuming that all of the NCM LLC units are converted into NCM, Inc. common stock.
(2)	Includes American Multi-Cinema, Inc., AMC Entertainment Inc., Marquee Holdings Inc. and AMC Entertainment Holdings, Inc. The address of these stockholders is 920 Main Street, Kansas City, Missouri 64105. Represents beneficial ownership as of March 17, 2011 based on the Statement of Changes in Beneficial Ownership of Securities on Form 4 filed on March 23, 2011.
(3)	Includes Cinemark Holdings, Inc., Cinemark USA Inc and Cinemark Media, Inc. The address of these stockholders is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Represents beneficial ownership as of March 17, 2011 based on the Statement of Changes in Beneficial Ownership of Securities on Form 4 filed on March 21, 2011.
(4)	Includes Regal Entertainment Group, Regal Entertainment Holdings, Inc., Regal Cinemas Corp and Regal Cinemas Inc. at 7132 Regal Lane, Knoxville, Tennessee 37918 and Anschutz Company and Phillip F. Anschutz at 555 Seventeenth Street, Suite 2400, Denver, Colorado 80202. Represents beneficial ownership as of March 17, 2011 based on the Statement of Changes in Beneficial Ownership of Securities on Form 4 filed on March 21, 2011.

(5)	The address of these stockholders is 151 Detroit Street, Denver, Colorado 80206. Represents beneficial ownership as of December 31, 2011 based on the Statement of Beneficial Ownership filed on Schedule 13G on February 14, 2012.
(6)

The address of this stockholder is 40 East 52nd Street, New York, New York 10022. Represents beneficial ownership as of December 30, 2011 based on the Statement of Beneficial Ownership filed on Schedule 13G on February 9, 2012.

(7)	The address of this stockholder is 1345 Avenue of the Americas, New York, New York 10105. Represents beneficial ownership as of December 31, 2011 based on the Statement of Beneficial Ownership filed on Schedule 13G/A on February 13, 2012.
(8)	Includes Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC. The address of these stockholders is 145 Ameriprise Financial Center, Minneapolis, Minnesota 55474 and 225 Franklin Street, Boston, Massachusetts 02110, respectively. Represents beneficial ownership as of December 31, 2011 based on the Statement of Beneficial Ownership filed on Schedule 13G/A on February 13, 2012.
(9)

Includes Baron Capital Group, Inc., BAMCO Inc, Ronald Baron and Baron Small Cap Fund. The address of these stockholders is 767 Fifth Avenue, 49th floor, New York, New York 10153. Represents beneficial ownership as of December 31, 2011 based on the Statement of Beneficial Ownership filed on Schedule 13G/A on February 14, 2012.

(10)

The address of this stockholder is 1177 Avenue of the Americas, 39th Floor, New York, New York 10036. Represents beneficial ownership as of December 31, 2011 based on the Statement of Beneficial Ownership filed on Schedule 13G/A on February 8, 2012.

(11)	Includes 965,973 stock options that were vested and exercisable within 60 days of March 12, 2012.
(12)	Includes 298,542 stock options that were vested and exercisable within 60 days of March 12, 2012.
(13)	Includes 287,919 stock options that were vested and exercisable within 60 days of March 12, 2012.
(14)	Includes 148,805 stock options that were vested and exercisable within 60 days of March 12, 2012.
(15)	Includes 83,443 stock options that were vested and exercisable within 60 days of March 12, 2012.

To NCM, Inc.’s knowledge, none of its officers or directors has pledged any of his or her shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

General

Before the completion of NCM, Inc.’s IPO in February 2007, NCM LLC was wholly owned by our founding members. In connection with the completion of the IPO, NCM, Inc. purchased from NCM LLC a number of newly issued common membership units, at a price per unit equal to the IPO price per share, less underwriting discounts and commissions and related offering expenses. We paid a portion of the proceeds we received from the sale of our units to NCM, Inc. to our founding members in exchange for their agreement to modify payment obligations under their exhibitor services agreement (“ESA”). In connection with the completion of the IPO, the underwriters exercised their over-allotment option to purchase additional shares in full, and we issued an equivalent number of additional units in NCM LLC to NCM, Inc.

As of December 29, 2011, NCM, Inc. owned approximately 48.7% of the outstanding common membership units in NCM LLC, and the founding members collectively owned approximately 51.3% of the outstanding common membership units in NCM LLC. NCM, Inc. is the sole managing member of NCM LLC.

We entered into several agreements to effect the reorganization and the financing transaction in connection with the IPO and to define and regulate the relationships among us, NCM, Inc. and the founding members after the completion of the IPO. Except as described in this section, we do not expect to have any material arrangements with NCM, Inc., the founding members or any of NCM, Inc.’s or their respective directors, officers or other affiliates going forward, other than ordinary course business relationships.

Further transactions between us, NCM, Inc. and our founding members, if any, have been and will continue to be approved by NCM, Inc.’s Audit Committee, which is composed of independent members of NCM, Inc.’s board of directors, or another committee comprised entirely of independent members of NCM, Inc.’s board. NCM, Inc.’s Audit Committee charter authorizes the Audit Committee to hire financial advisors and other professionals to assist the committee in evaluating and approving any transaction between us and any related party, including our founding members.

Transactions with Founding Members

Exhibitor Services Agreements

On February 12, 2007, NCM LLC and each of AMC, Cinemark and Regal agreed upon the final terms of the ESAs between NCM LLC and AMC, Cinemark and Regal, respectively. The ESAs, which replace the ESAs previously in effect among NCM LLC, AMC, Cinemark and Regal, were executed by the parties effective February 13, 2007. Certain basic terms of the ESAs are discussed below:

Services Provided. Pursuant to the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members), as well as of meeting events and digital programming events through our Fathom Events business, and the founding members agree to participate in such services. Advertising services include on-screen advertising and the FirstLook pre-show, use of the lobby entertainment network and lobby promotions. Meetings and events involve the hosting of meetings and distribution of digital content through our Fathom Business line and digital programming events through our Fathom Consumer business. The content, promotions, events, meetings and activities that are included within the services provided by us are generally referred to herein as the services.

Term and Termination. The ESAs entered into at the completion of the NCM, Inc. IPO have a term of 30 years for advertising. The terms for Fathom Events businesses are five years with provisions for automatic renewal for a series of additional five-year terms through 2037 if certain financial performance conditions during each five-year term are met by our Fathom Business or Fathom Consumer businesses, as applicable. If such financial performance conditions are not met, the founding member may elect to extend the term relating to meetings or digital programming, as applicable so long as the Fathom Business and Fathom Consumer businesses are profitable (as defined). If the Fathom Business and Fathom Consumer businesses are not profitable (as defined) either the founding members or NCM LLC may elect not to extend the term relating to those businesses. Beginning one year prior to the end of the 30-year term of the ESAs, we will have a five-year right of first refusal to enter into a services agreement for the services provided under the ESA with the applicable founding member on terms equivalent to those offered by a third-party.

The financial test for the Fathom Business division for the period ending December 29, 2011 was not met and certain of the rights and obligations associated with that part of the Fathom business are being transferred back to the founding member circuits. The financial performance conditions for the Fathom Consumer entertainment programming part of the Fathom business were met and thus our rights have been extended for a second five-year term through the end of fiscal 2016.

Either party may terminate the agreement upon:

•	a material breach of the ESA by the other party after notice and a cure period;

•	a government, regulatory or judicial injunction, order or decree; or

•

bankruptcy, insolvency or dissolution of the other party, appointment of a receiver or trustee for the other party who is not dismissed within 60 days or cessation of business or inability to pay debts.

Theatres. The founding members are required to make all of their theatres available for the services, including theatres that are newly acquired or built during the term of the ESA, but excluding draft house and art house theatres (attendance at which shall not exceed 4% of the attendance at the founding member’s participating theatres for the preceding year) and screens exhibiting IMAX technology. For newly acquired theatres that are subject to contracts with an alternative cinema advertising provider, if the founding member wishes to receive common membership units in NCM LLC (as provided in the Common Unit Adjustment Agreement described below) at the time the theatres are acquired, the ESA provides that the founding member may make certain run out payments until NCM LLC can utilize the theatres for all of its services. Alternatively, the founding member may wait to receive common membership units for the acquired theatres until the contracts with the alternative providers have expired and NCM LLC may provide its services without limitation.

Lobby Entertainment Network. With exceptions for digitized theatres that already have lobby screens for the LEN, the founding members are required to have one LEN screen in digitized theatres with ten or fewer auditoriums, two LEN screens in digitized theatres with eleven to twenty auditoriums and three LEN screens in digitized theatres with more than twenty auditoriums.

Inventory. The pre-feature program for digital on-screen advertising is generally 20 to 30 minutes long, and the founding members have agreed to use commercially reasonable efforts to open their auditoriums to customers at least 20 minutes prior to the advertised show time. Lobby entertainment network advertising is displayed in a repeating loop. With respect to lobby promotions, there is an inventory of lobby promotions that are pre-approved by the founding members. Additional lobby promotions may be added to the pre-approved inventory upon consent by us and the founding member. For Fathom Events (except Sunday church worship services, which require approval), the ESA also establishes pre-approved periods when such events may be exhibited in applicable theatres, specifically on Monday through Thursday evenings for digital programming events and Monday through Thursday from 6:00 a.m. to 6:00 p.m. for meetings, in both cases except during specified peak holiday periods. Fathom Consumer events may be exhibited and Fathom Business events may be conducted at other times upon consent by us and the founding member.

Payments. In consideration for our access to our founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the lobby entertainment network and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen, which will be adjusted for any advertising exhibited by some, but not all, theatres or founding members because of content objections or technical capacity. The payment per theatre patron will increase by 8% every five years with the first such increase taking effect after the end of fiscal 2011 and the payment per digital screen increases annually by 5%, beginning after the end of fiscal 2007. In 2011, the theatre access fee aggregate payments to the founding members totaled $55.4 million. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Beginning on October 1, 2010, the theatre access fee paid to our founding members included an additional fee for digital cinema systems connected to our advertising network pursuant to an amendment of the ESAs entered into during 2010. These new systems will not only provide higher quality 2D images, they will also expand our capability to provide 3D advertising and 3D live and pre-recorded Fathom events.

In consideration for the exhibition of Fathom Consumer events, the founding members retain 15% of the revenue from ticket sales, net of taxes and refunds and 100% of the concession sales. We distribute a total of 15% of the net revenue received from any promotional fee for a Fathom Consumer event to the founding members that participated in such Fathom Consumer event, allocated based upon the number of tickets sold. Revenue from Fathom Business events is shared based on the type of event. On November 5, 2008, NCM LLC and the founding members agreed to an amendment of the ESA that, among other things, provides the founding members with the flexibility to book digital programming directly with major studios and provides us a payment of a percentage of the ticket revenue associated with the event, however there were no such events in 2011.

For Fathom Business Meetings with a Movie or Fathom Business Meetings with a Consumer Event, the founding member retains the proceeds of movie ticket sales for a full sale of the auditorium (at adult ticket prices) and we retain other fees associated with the meeting. For meetings without a movie, we pay the founding member 15% of the rental revenue for the meeting. For church worship services, we pay the founding member 50% of the rental revenue for the meeting. In 2011, aggregate payments to the founding members for use of their screens and theatres for our meetings and events business totaled $8.3 million.

We pay the cost associated with providing our services to the founding members’ theatres, which includes selling and marketing expenses (including base salaries, commissions and benefits of our advertising sales staff and marketing, public relations and research departments), network operations and maintenance costs (including costs to run our network operations center, satellite bandwidth costs and costs for the maintenance of the network software and hardware), advertising and event costs (including production and other costs associated with non-digital advertising, and direct costs of events) and administrative expenses (including salaries, bonuses and benefits for our administrative staff and occupancy costs). The founding members pay the in-theatre operational costs of exhibiting the services within the theatres (such as electricity), except that any incremental costs (such as third-party security at digital programming events) may be reimbursed by us.

Beverage Concessionaire Agreements. Under the ESAs, we display up to 90 seconds of on-screen advertising for beverage concessionaires at the time established in their agreements with the founding members and the founding members are required to pay us an initial beverage agreement advertising rate based on CPM (cost per thousand) impressions for the beverage advertising. During 2011, we displayed 60 seconds of on-screen advertising for beverage concessionaires for all founding member exhibitors. As long as the beverage agreement advertising rate does not exceed the highest rate being charged by us for on-screen advertising, the rate increases annually at a rate of (a) 8% per year for each of the first two calendar years following our 2007 fiscal year, (b) 6% per year for the next two fiscal years, and (c) for all following years, at an annual percentage equal to the annual increase in the advertising rate charged by us to unaffiliated third parties. In 2011, total revenue from the founding members related to the beverage concessionaire agreements totaled $38.0 million.

Equipment. Founding members’ existing digitized theatres have the requisite equipment to participate in the advertising services. Equipment acquisitions are funded by the founding members. For newly acquired and built theatres, as well as theatres converting from the non-digitized to digitized format, in most cases we are responsible for procuring the equipment necessary to deliver our services on behalf of the founding members, however the founding members have the option to procure equipment directly. The founding members will pay for (through a reimbursement to us or directly) any equipment within the theatre and we will pay for the equipment that is not within or attached (satellite dish) to the theatres and for any testing equipment installed within the theatres to maintain our software. Under the ESAs, the founding members will be responsible for the cost of installation of equipment purchased, but they may elect to have us perform the installation, in which case we will be reimbursed for installation services. If satellite service is not available and a landline connection is required for delivery of its services, we will pay for the costs of the landline connection with respect to delivery of content from us to the founding member’s wide area network, and the founding member will pay the costs with respect to delivery of content from its wide area network to its theatres.

Each party owns the equipment for which it pays or for which it reimburses the other party. We may request replacement, upgrade or modification of equipment or software in any theatre, provided such request is made to all founding members, and we and the founding member will negotiate the terms and cost-sharing of any upgrade requests. Under the ESAs, if no agreement is reached regarding the upgrade request, We may elect to pay for the proposed replacements, upgrades or modifications. The parties, pursuant to the ESAs, agree to use commercially reasonable efforts to replace the current digital content network through the integration with any network for delivery of digital cinema services so that our services can be delivered over any such digital cinema network. As the majority of the cost of the digital cinema deployment will be funded by others, it is not expected to create a significant increase in our capital expenditures and is not expected to have a material adverse impact on our Adjusted OIBDA as increases in our operating costs are expected to be offset by the sales benefits associated with the higher quality projection and ability to display 3D advertising and events. We will perform repair and routine maintenance of equipment, unless the founding member elects to assume this responsibility. If we are performing repair and routine maintenance, it will bear the cost of repairs (subject to limited restrictions), but not replacement. The founding member will pay the expense of equipment repair or replacement if the expense would constitute a capital expense for us or if the expense is payable by the founding member’s insurance provider upon theft or insured damage.

Content Standards. Section 4.03 of each of the ESAs establishes content standards for the services that we provide. Specifically, content may not (a) be subject to a Motion Picture Association of America “X” or “NC-17” rating or the equivalent; (b) promote illegal activity; (c) promote the use of tobacco, sexual aids, birth control, firearms, weapons or similar products; (d) promote alcohol, except prior to “R”-rated films in an auditorium; (e) constitute religious advertising, except the time and location for local church services; (f) constitute political advertising or promote gambling; (g) promote competitive theatres, theatre circuits or other entities that compete with the founding member or us; (h) violate any of the founding member’s beverage agreements or identified exclusive contractual relationships; or (i) otherwise negatively reflect on the founding member or adversely affect the founding member’s attendance, as determined in the founding member’s reasonable discretion and specified with respect to the geographical locations affected. If certain founding members decline to exhibit an advertisement on the basis of these content standards, while other founding members agree to exhibit it, the revenue from such advertisement is considered “4.03 Revenue.” 4.03 Revenue will increase the theatre access fee paid to the founding members that displayed such advertisement relative to the founding members that did not display such advertisement in all or some of their theatres.

Founding Member Brand. The ESAs provides that we, in coordination with each founding member, create a brand identity for the founding member, presented in interstitial messaging during the FirstLook pre-feature program, including an introduction and close to the program. We also include in the pre-feature show up to two minutes for promotion of the founding member in segments called branded slots, and we include founding member branding in the policy trailer we produce. The branded slots may include theatre advertising, as described below. The branded slots are provided by us to the founding members at no charge and include 45 seconds within 15 minutes of show time, 15 seconds of which is placed within 11 minutes of show time, and the remainder placed at our discretion. We may move the placement of the branded slots up to one minute further from the advertised movie show time if we sell additional advertising units to third parties that will follow the branded slots. After the advertised show time (and after the pre-feature show), the founding members may also exhibit a policy trailer regarding theatre policy and operations. The policy trailer may include promotions of the founding member’s concessions and may display branding of film studios, distributors or production companies. Upon prior written approval of the founding member, we may sell advertising for inclusion in the policy trailer. Under the ESAs, we provide, at no additional cost to the founding members, creative services to prepare branding material for the founding members, subject to a 1,000 hour annual limit for creative services to each founding member. After this hour limit is reached, the founding member may purchase additional creative services on an hourly basis. For 2011, AMC used 330 hours, Cinemark used 893 hours and Regal used 818 hours of creative services provided by us. In addition, AMC paid us approximately $35,000 for additional creative services provided in 2011.

Founding Member Strategic Programs. The ESAs allow a founding member to exhibit advertising that is not directly related to theatre operations but is designed to promote the theatres or the movie-going experience to increase attendance or revenue (other than revenue from the sale of advertising) for the founding member (called a founding member strategic program). The founding member, at no cost, may use one minute for every 30 minutes of advertising on the lobby entertainment network and certain lobby promotions for its strategic programs in up to two local or regional promotions per theatre per flight (the approximately four- to five-week period that advertising content runs before being refreshed by us) and up to four national promotions per year, provided that only one national promotion is running at any given time. The founding member may purchase an additional minute of LEN time, for strategic programs at rate card rates and subject to availability. Any additional strategic advertising on the lobby entertainment network or as part of a lobby promotion must be agreed to by us. There was not a significant amount of lobby entertainment network or lobby promotion provided to the founding members during 2011.

Theatre Advertising. The ESAs permit the founding members to use their branded slot time (as described above) within the FirstLook program and the lobby entertainment network and certain lobby promotions to promote various activities associated with operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of non-film related services provided to theatres, so long as such promotions are incidental to the vendor’s service (called theatre advertising). The ESAs also permit the founding members to:

•	purchase additional theatre advertising at an arm’s length basis and subject to availability;

•	include promotion of concessions and display branding of film studios, distributor or production companies in the policy trailer;

•	exhibit theatre advertising and other internal programming, on lobby screens in excess of the lobby entertainment network requirements;

•

promote the grand opening of a theatre with promotions involving local businesses for the period of 14 days before to 14 days after the opening of such theatre, which may include, subject to availability, one on-screen advertisement of 30 seconds in length;

•	place advertising for full-length feature films on special popcorn tubs in circumstances where we do not sell such advertising; and

•	allow employee uniform suppliers to advertise on theatre employees’ uniforms.

Non-Competition. The founding members agree not to compete with us in the businesses that the ESA authorizes us to conduct, unless:

•	the founding member or an affiliate acquires a competing business as an incidental part of an acquisition and disposes of the competing business as soon as practicable;

•	the founding member and any affiliates acquire an aggregate direct or indirect ownership of less than 10% of the voting power of a competitive business; or

•

the founding member enters into an agreement for the acquisition or installation of equipment or the provision of services with a competitor of us, if there is no violation of our exclusive provision of services under the ESA.

Certain Other Provisions. The ESA includes (a) a limited license from us to the founding member for use of our software and marks and (b) a limited license from the founding member to us for use of the founding member’s marks. Each party makes standard representations and warranties, such as due formation and authorization to enter into and perform the agreement, and each party agrees to indemnify the other for certain liabilities. If the ESA with one founding member is amended, other founding members have the right to amend their ESAs to match such change pursuant to a most-favored nations provision. Neither party may assign, including by operation of law, its rights or obligations under the ESA, except to certain permitted transferees affiliated with the transferring entity.

Net Payments to Founding Members. In 2011, the net payments to (from) each founding member for theatre access fees, payments for use of their screens and theatres for our meetings and events business and for beverage concessionaire agreements were $7.7 million to AMC, $7.3 million to Cinemark and $10.7 million to Regal, respectively.

NCM LLC Operating Agreement

On February 12, 2007, NCM, Inc., AMC, Cinemark and Regal agreed upon final terms of the NCM LLC third amended and restated limited liability company operating agreement. The restated operating agreement was executed by the parties effective February 13, 2007. On March 16, 2009, we entered into a First Amendment to the NCM LLC third amended and restated limited liability company operating agreement to redefine the purpose of the

Company to permit it to provide advertising at a variety of out-of-home advertising venues in addition to movie theatres. On August 6, 2010, we entered into a Second Amendment to the NCM LLC third amended and restated limited liability company operating agreement to modify the timing of written notice should a founding member desire to exercise its option to redeem common membership units. Certain basic terms of the restated operating agreement are discussed below.

Appointment as Manager. Under the restated operating agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. controls all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. As such, NCM, Inc., through its officers and directors, is responsible for all operational and administrative decisions of NCM LLC and the day-to-day management of our business. Furthermore, NCM, Inc. cannot be removed as manager of NCM LLC.

Except as necessary to avoid being classified as an investment company or with the founding members’ approval, as long as NCM, Inc. is the manager of NCM LLC its business will be limited to owning and dealing with units, managing the business of NCM LLC, fulfilling its obligations under the Exchange Act, and activities incidental to the foregoing.

Founding Member Approval Rights. If any director designee to NCM, Inc.’s board of directors designated by our founding members pursuant to the Director Designation Agreement described below is not appointed to NCM, Inc.’s board, nominated by NCM, Inc. or elected by its stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of our issued and outstanding common membership units) will be entitled to approve the following actions of NCM LLC:

•	approving any budget or any amendment or modification of the budget;

•	incurring any indebtedness or entering into or consummating any other financing transaction that is not provided for in the budget;

•

entering into or consummating any agreements or arrangements involving annual payments by NCM LLC (including the fair market value of any barter) in excess of $5 million (subject to annual adjustment based on the Consumer Price Index), except as otherwise provided in the budget, or any material modification of any such agreements or arrangements;

•

entering into or consummating any agreements or arrangements involving annual receipts (including the fair market value of any barter) in excess of $20 million (subject to annual adjustment based on the Consumer Price Index), or any material modification of any such agreements or arrangements;

•

except as contemplated herein, declaring, setting aside or paying any redemption of, dividends on, or the making of any other distributions in respect of, any of its membership units or other equity interests in NCM LLC, as the case may be, payable in cash, stock, property or otherwise, or any reorganization or recapitalization or split, combination or reclassification or similar transaction of any of its units, limited liability company interests or capital stock, as the case may be;

•

amending any provision of the restated operating agreement to authorize, or to issue, any additional membership units or classes of units or other equity interests and the designations, preferences and relative, participating or other rights, powers or duties thereof;

•

hiring or terminating the employment of the chief executive officer, chief financial officer, chief technology officer or chief sales and marketing officer of NCM LLC, or the entering into, amendment or termination of any employment, severance, change of control or other contract with any employee who has a written employment agreement with NCM LLC;

•	changing the purposes of NCM LLC, or the provision by NCM LLC of any services beyond the scope of the services defined in the ESAs, or services outside of the United States or Canada;

•	entering into any agreement with respect to or the taking of any material steps to facilitate a transaction that constitutes a change of control of NCM LLC or a proposal for such a transaction;

•

leasing (as lessor), licensing (as licensor) or other transfer of assets (including securities) (x) having a fair market value or for consideration exceeding $10 million (subject to annual adjustment based on the Consumer Price Index), taken as a whole, or (y) to which the revenue or the profits attributable exceed $10 million (subject to annual adjustment based on the Consumer Price Index), taken as a whole, in any one transaction or series of related transactions, in each case, determined using the most recent quarterly consolidated financial statement of NCM LLC;

•

entering into any agreement with respect to or consummating any acquisition of any business or assets having a fair market value in excess of $10 million (subject to annual adjustment based on the Consumer Price Index) taken as a whole, in any one transaction or series of related transactions, whether by purchase and sale, merger, consolidation, restructuring, recapitalization or otherwise;

•

settling claims or suits in which NCM LLC is a party for an amount that exceeds the relevant provision in the budget by more than $1 million (subject to annual adjustment based on the Consumer Price Index) or where equitable or injunctive relief is included as part of such settlement;

•

entering into, modifying or terminating any material contract or transaction or series of related transactions (including by way of barter) between (x) NCM LLC or any of its subsidiaries and (y) any member or any affiliate of any member or any person in which any founding member has taken, or is negotiating to take, a material financial interest, in each case, other than relating to the purchase or sale of products or services in the ordinary course of business of NCM LLC;

•

entering into any agreement for NCM LLC to provide to any new member or affiliate of any new member any services similar to those set forth in the ESAs described above, or admitting to NCM LLC any new member;

•

entering into, modifying or terminating any agreement for NCM LLC to provide any services to any person (other than a member or affiliate of a member) that requires capital expenditures or guaranteed payments in excess of $1 million annually (subject to annual adjustment based on the Consumer Price Index);

•

dissolution of NCM LLC; the adoption of a plan of liquidation of NCM LLC; any action by NCM LLC to commence any suit, case, proceeding or other action (i) under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors seeking to have an order for relief entered with respect to NCM LLC, or seeking to adjudicate NCM LLC as bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding up, liquidation, dissolution, composition or other relief with respect to NCM LLC, or (ii) seeking appointment of a receiver, trustee, custodian or other similar official for NCM LLC, or for all or any material portion of the assets of NCM LLC, or making a general assignment for the benefit of the creditors of NCM LLC;

•	approving any significant tax matters;

•	valuation determinations to be made under the restated operating agreement;

•	amending or changing certain provisions of the restated operating agreement; and

•	any expenditure by NCM LLC to replace, upgrade or modify any equipment or software owned by any of the founding members or their affiliates.

For purposes of calculating the 5% ownership thresholds discussed above, shares of NCM, Inc. common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold, but common membership units issued to NCM, Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of NCM, Inc. common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units. NCM LLC common membership units held by permitted transferees of a founding member will be combined with units held by the founding member for purposes of determining whether the 5% threshold has been met, and the founding member and its permitted transferees may exercise their designation rights jointly. Permitted transferees include affiliates of the founding member and entities that are owned more than 50% by the same entity or entities that ultimately control the founding member.

Compensation. NCM, Inc. is not entitled to compensation for its services as manager except as provided in the Management Services Agreement described under “—Transactions with NCM, Inc.—Management Services Agreement” below, or as otherwise approved by a vote of the members holding a majority of the outstanding common membership units plus each founding member. NCM, Inc. is entitled to reimbursement by us for its reasonable out-of-pocket expenses incurred by it on our behalf.

Distributions. The restated operating agreement provides for mandatory distributions to members of all “Available Cash,” as defined in the restated operating agreement. Available Cash does not include amounts drawn or paid under our working capital line of credit. The mandatory distributions must occur quarterly. In 2011, available cash distributions totaled $161.7 million. Of that amount, the portion payable to NCM, Inc., AMC, Cinemark and Regal totaled $78.7 million, $25.3 million, $25.5 million and $32.2 million, respectively.

Transfer Restrictions. The restated operating agreement generally permits transfers of membership units of NCM LLC, subject to limited exceptions. Any transferee of membership units must assume, by operation of law or written agreement, all of the obligations of the transferring member with respect to the transferred units, even if the transferee is not admitted as a member of NCM LLC. In the event of a transfer of membership units by a founding member, the transferee shall not have the rights and powers of a founding member (such as the right to designate directors for nomination), unless the transferee is an entity that is affiliated with the founding member or that is controlled by certain owners of the founding member.

Common Unit Redemption Right. The restated operating agreement provides a redemption right of the members to exchange common membership units of NCM LLC for shares of NCM, Inc. common stock on a one-for-one basis (as adjusted to account for stock splits, recapitalization or similar events), or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. If NCM, Inc. determines to make a cash payment, the member has the option to rescind its redemption request within a specified time period. In the event of a determination to make a cash payment, NCM, Inc. is obligated to sell to a third party a number of shares equal to the number of redeemed units, to ensure that the number of NCM LLC common units owned by NCM, Inc. equals the number of outstanding shares of NCM, Inc. common stock. Upon the exercise of the redemption right, the redeeming member will surrender common units to NCM LLC for cancellation. Pursuant to its amended and restated certificate of incorporation, NCM, Inc. will then contribute cash or shares of its common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by the redeeming member. NCM LLC will then distribute the cash or shares of common stock to the redeeming member to complete the redemption.

During the third quarter of 2010, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units, whereby AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. NCM, Inc. contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions.

Issuance of Units upon Exercise of Options or Vesting of Other Equity Compensation. Upon the exercise of options NCM, Inc. has issued or the vesting of shares for other types of equity compensation (such as issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock), NCM, Inc. will have the right to acquire from us a number of common units equal to the number of NCM, Inc. shares being issued in connection with the exercise of options or vesting of shares for other types of equity compensation. In consideration for such units, NCM, Inc. will contribute to NCM LLC the consideration it received for the exercise of options or vesting of shares for other types of equity compensation. In 2011, NCM, Inc. acquired 385,128 units due to vesting of restricted stock and exercise of options and contributed $5.5 million to NCM LLC.

Dissolution. The restated operating agreement provides that the unanimous consent of all members holding common units will be required to voluntarily dissolve NCM LLC. In addition to a voluntary dissolution, NCM LLC will be dissolved upon the entry of a decree of judicial dissolution in accordance with Delaware law or the termination of the legal existence of the last remaining member. Upon a dissolution event, the proceeds of liquidation will be distributed in the following order:

•	first, to pay the expenses of winding up and dissolving NCM LLC and debts and liabilities owed to creditors of NCM LLC, other than members;

•	second, to pay debts and liabilities owed to members; and

•	third, to the members pro rata in accordance with their percentage interests.

Confidentiality. Each member agrees to maintain the confidentiality of NCM LLC’s intellectual property and other confidential information for a period of three years following the earlier of (i) date of dissolution of NCM LLC or (ii) the date such member ceases to be a member. This obligation covers information provided to NCM LLC by the members and their affiliates, and excludes disclosures required by law or judicial process.

Amendment. The restated operating agreement may be amended by a vote of the members holding a majority of the outstanding common membership units plus each founding member. Amendments to specified provisions require the additional consent of NCM, Inc. as manager. No amendment that would materially impair the voting power or economic rights of any outstanding common units in relation to any other outstanding class of units may be made without the consent of a majority of the affected units. No amendment that would materially impair the voting power or economic rights of any member in relation to the other members may be made without the consent of the affected member.

Indemnification. The restated operating agreement provides that we will indemnify our managers, members and officers against liabilities that arise in connection with the business of NCM LLC and any activities of any managers, members and officers involving actions taken on behalf of NCM LLC, provided that the indemnification will not apply to acts of gross negligence or willful misconduct or a breach of any agreement between the indemnitee and NCM LLC.

Business Opportunities. The restated operating agreement also provides that, except as provided in the ESAs and as otherwise provided in the restated operating agreement, each member and its affiliates may have other business interests and may engage in any other businesses of any kind, including businesses that compete with our business and purpose.

Common Unit Adjustment Agreement

On February 12, 2007, NCM, Inc., NCM LLC, AMC, Cinemark, and Regal agreed upon the final terms of a common unit adjustment agreement. The common unit adjustment agreement was executed by the parties effective February 13, 2007.

The common unit adjustment agreement provides a mechanism for adjusting membership units held by the founding members, based on increases or decreases in the number of screens operated by each founding member. Increases in the number of screens are included in the unit adjustment if arising from acquisition of a theatre or opening of a newly constructed theatre, except that acquired theatres subject to an agreement with an alternative cinema advertising provider will not be included until certain run out payments are made to us by the founding member acquiring the theatre pursuant to its ESA or until such third party cinema advertising agreement expires and the theatre is added to our network. Decreases in the number of screens are included in the unit adjustment if arising from disposition of a theatre, unless the purchaser or sublessee enters into an agreement with us similar to the ESA, the theatre is closed at the end of its lease term or a non-digitized theatre is closed within three years of the end of its lease term.

The adjustment of membership units pursuant to the common unit adjustment agreement is to be conducted annually, except that an earlier adjustment will occur for a founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent adjustment, will cause a change of two percent or more in the total annual attendance of all founding members. The adjustment is generally calculated by multiplying a founding member’s change in annual attendance from any acquisitions and dispositions during the relevant period by our enterprise value per attendee (as defined in the common unit adjustment agreement), and dividing this product by the sixty-day volume-weighted share price of NCM, Inc.’s common stock. The changes in annual attendance will be calculated based on attendance at the relevant theatres during the prior twelve fiscal months; however, if an acquired theatre has not been operating during the twelve prior fiscal months, the change in annual attendance will be calculated based on 75% of the projected annual attendance for such theatre, with a subsequent adjustment made for any difference between 75% of the projected attendance and the actual attendance during the first twelve months of operation. Additionally, in the calculations for adjustment upon acquisition or disposition, only one-half of the attendance will be counted for theatres that are not digitized. If an acquired theatre that is not digitized is subsequently converted to a digitized theatre, the founding member will then be credited with half of that theatre’s attendance.

On March 31, 2011, AMC surrendered 1,479,638 common membership units and we issued 549,417 common membership units to Cinemark, and 607,470 common membership units to Regal for the 2010 fiscal year common unit agreement adjustment. Neither NCM LLC nor NCM, Inc. received any cash consideration in exchange for the issuance of the units.

Theatre and attendance information was provided to us by our founding members and the calculation for our 2011 fiscal year common unit adjustment was completed pursuant to the provisions in the common unit adjustment agreement in the first quarter of 2012. Refer to Note 15 of the financial statements included elsewhere in this document.

On April 30, 2008, pursuant to the provisions of the common unit adjustment agreement, we issued 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres, as the acquisition resulted in an extraordinary attendance increase as defined in the common unit adjustment agreement. Neither NCM LLC nor NCM, Inc. received any cash consideration in exchange for the issuance of the units. The number of units issued assumed that we would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres had a pre-existing advertising agreement with another cinema advertising provider. Accordingly, pursuant to terms of the ESA, Regal paid to us through the second quarter of 2011 the amount calculated per the common unit adjustment agreement to reflect the net amount of cash that we would have generated if we were able to sell on-screen advertising in the Consolidated theatres on an exclusive basis. Regal made integration payments totaling $0.7 million to us in 2011.

Tax Receivable Agreement

On February 12, 2007, NCM, Inc., NCM LLC, AMC, Cinemark, and Regal agreed upon the final terms of the tax receivable agreement. The tax receivable agreement was executed by the parties effective February 13, 2007.

The tax receivable agreement provides for the effective payment by NCM, Inc. to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that NCM, Inc. actually realized as a result of certain increases in its proportionate share of tax basis in our tangible and intangible assets resulting from NCM, Inc.’s IPO and related transactions, including increases attributable to payments made under the tax receivable agreement. These tax benefit payments are not conditioned upon one or more of the founding members maintaining a continued ownership interest in either NCM LLC or NCM, Inc. NCM, Inc. expects to benefit from the remaining 10% of cash savings, if any, that it may actually realize.

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that it would have been required to pay had there been no increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.’s taxable years up to and including the 30th anniversary date of its IPO. The term of the tax receivable agreement will continue until any utilized benefits are no longer subject to potential audit or examination by a taxing authority. The term of the tax receivable agreement may, however, be terminated at an earlier date in the event that NCM, Inc. exercises its right to terminate the agreement pursuant to an early termination procedure that requires NCM, Inc. to pay the founding members an agreed upon amount equal to the present value of the estimated remaining payments to be made under the agreement.

Although the actual timing and amount of any payments that may be made under the tax receivable agreement will vary depending upon a number of factors (including the timing of any redemptions of common membership units in NCM LLC by our founding members, the extent to which such redemptions are taxable, the trading price of shares of NCM, Inc. common stock at the time of any such redemptions, and the amount and timing of our income), we expect the payments that NCM, Inc. may effectively make to the founding members could be substantial. If the Internal Revenue Service or other taxing authority were to subsequently challenge any of NCM, Inc.’s cash savings covered by the tax receivable agreement, and if such challenge were ultimately upheld, the terms of the tax receivable agreement require the founding members to repay to NCM, Inc. an amount equal to the prior payments effectively made by NCM, Inc. in respect of such disallowed cash savings, plus a proportionate share of any applicable interest and penalties. In such an event, and if a founding member is unable to make a timely repayment to NCM, Inc. under the terms of the tax receivable agreement, NCM, Inc. will have the ability to cause NCM LLC to offset against payments owed to the founding member. The repayment obligation is a several liability of each founding member and not a joint liability among the founding members.

If NCM, Inc. receives a formal notice or assessment from a taxing authority with respect to any cash savings covered by the tax receivable agreement, it will place any subsequent tax benefit payments that would otherwise be made to the founding members into an interest-bearing escrow account until there is a final determination. NCM, Inc. shall have full responsibility for and sole discretion over, all our tax matters, including the filing and amendment of all tax returns and claims for refunds and the defense of all tax contests, subject to certain participation and approval rights held by the founding members. If one or more of the founding members was insolvent or bankrupt or otherwise unable to make payment under its repayment obligation, then NCM, Inc.’s financial condition could be materially impaired.

On April 29, 2008, NCM, Inc. and NCM LLC entered into a Second Amendment to Tax Receivable Agreement (“Second Amendment to TRA”). The Second Amendment to TRA provides that NCM, Inc. may at any time and at its option, make one or more estimated payments to each of the Founding Members or ESA Parties in respect of any anticipated payments required under the Tax Receivable Agreement. Any estimated payments made under the terms of the Second Amendment to TRA are subject to adjustment pending a final determination of the actual payments required under the Tax Receivable Agreement.

At December 29, 2011, NCM, Inc. recorded a long-term payable to our founding members under the tax sharing agreement of $175.2 million, of which NCM, Inc. expects to make an additional $1.0 million payment for the 2010 taxable year and $20.6 million for the 2011 taxable year in 2012. In 2011, pursuant to the terms of the tax receivable agreement, NCM, Inc. made estimated payments of $6.1 million to AMC, $4.9 million to Cinemark and $7.0 million to Regal, respectively for the 2009 and 2010 taxable years.

Software License Agreement

On February 12, 2007, NCM LLC, AMC, Cinemark, RCM and Digital Cinema Implementation Partners, LLC (“DCIP”), a company jointly owned by the founding members, agreed upon the final terms of the Second Amended and Restated Software License Agreement (the “license agreement”). The license agreement was executed by the parties effective February 13, 2007. Certain basic terms of the license agreement are discussed below:

License to NCM LLC. Pursuant to the license agreement, AMC and RCM grant NCM LLC a perpetual, royalty free license to the technology specified in the license agreement, for use in the United States with respect to the services provided under the ESAs. Subject to certain exceptions, the license to NCM LLC is exclusive with respect to the services provided under the ESAs. NCM LLC may sublicense the object code of the licensed technology to exhibitors of the services (as specified in the ESAs), to the extent necessary for those exhibitors to receive the services. RCM and AMC also grant NCM LLC a perpetual, royalty free license to the source code of the licensed technology for use in the United States. NCM LLC must keep the source code of the technology confidential. The founding members and DCIP each grant to NCM LLC, subject to certain limitations, a perpetual, royalty free license to any existing and future developments of such party based on the licensed technology that has application to the services provided under the ESAs.

License by NCM LLC. NCM LLC grants the founding members, subject to certain limitations, a perpetual, worldwide, royalty free license to any NCM LLC developments that existed at NCM, Inc.’s IPO date based on licensed technology, for the founding members’ purposes outside of the services that are defined in the ESAs (but not including digital cinema applications). NCM LLC also grants DCIP founding members, through a new digital cinema joint venture, subject to certain limitations, a perpetual, worldwide, royalty free license to any existing and future NCM LLC developments that may have digital cinema applications.

Ownership. Subject to certain exceptions, NCM LLC retains ownership of any of its developments based on the licensed technology. Subject to the rights granted to NCM LLC under the license agreement, each founding member retains ownership of the licensed technology of that founding member and any of its developments based on the licensed technology. Subject to the rights granted to NCM LLC under the license agreement, DCIP retains ownership of its developments based on the licensed technology.

Exhibitor Services Agreement Termination by Founding Members. Under the license agreement, subject to certain exceptions, if an ESA with NCM LLC is terminated, that founding member will continue to have the right to use the licensed technology for the purposes specified in the license agreement, which does not include the right to use any development after NCM, Inc.’s IPO date for the advertising or other services set forth in the ESA provided by NCM LLC.

Non-Competition. Through the term of the license agreement and notwithstanding the termination of any founding member’s ESA:

•

NCM LLC has agreed not to, directly or indirectly, as an owner, shareholder, joint venturer, advisor, consultant or otherwise, engage in any activity that competes with or is enhanced by DCIP’s business or activities relating to digital cinema without the prior written consent of DCIP, which DCIP may withhold in its absolute discretion, and

•

DCIP has agreed not to, directly or indirectly, as an owner, shareholder, joint venturer, advisor, consultant or otherwise, engage in any activity that competes with or is enhanced by NCM LLC’s business or activities relating to the services defined in the ESAs without the prior written consent of NCM LLC, which NCM LLC may withhold in its absolute discretion.

Director Designation Agreement

On February 12, 2007, NCM, Inc., AMC, Cinemark and Regal agreed upon the final terms of the director designation agreement. The director designation agreement was executed by the parties effective February 13, 2007.

Designation Rights. Pursuant to a director designation agreement, so long as a founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such founding member has the right to designate a total of two nominees to NCM, Inc.’s ten-member board of directors who are voted upon by NCM, Inc.’s stockholders. If, at any time, any founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation. The remaining directors will be selected for nomination by NCM, Inc.’s nominating and governance committee. For purposes of calculating the 5% ownership thresholds discussed above, shares of NCM, Inc.’s common stock held by a founding member and received upon redemption of NCM LLC common membership units are counted toward the threshold, but common membership units issued to NCM, Inc. in connection with the redemption of common membership units by a founding member are excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of NCM, Inc.’s common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units. NCM LLC common membership units held by permitted transferees of a founding member will be combined with units held by the founding member for purposes of determining whether the 5% threshold has been met, and the founding member and its permitted transferees may exercise their designation rights jointly. Permitted transferees include affiliates of the founding member and entities that are owned more than 50% by the same entity or entities that ultimately control the founding member.

Independent Directors. The director designation agreement further provides that for so long as any founding member has the right to designate the director designees, at least one of the designees of such founding member must qualify as an “independent director” at the time of designation so that a majority of the members of the board are independent directors. An “independent director” under the director designation agreement is a director who qualifies as an “independent director” under the Nasdaq rules.

Company Obligations. NCM, Inc. has agreed to use its best efforts to assure that each director designee is included in the board’s slate of nominees submitted to NCM, Inc.’s stockholders for election of directors and in the proxy statement prepared by management in connection with soliciting proxies for every meeting of NCM, Inc.’s stockholders called with respect to the election of members of the board. NCM, Inc. shall not be obligated to cause to be nominated for election to the board or recommend to NCM, Inc.’s stockholders the election of any director designee (i) who fails to submit to NCM, Inc. on a timely basis such questionnaires as NCM, Inc. may reasonably require of its directors generally and such other information as NCM, Inc. may reasonably request in connection with preparation of its filings under securities laws or (ii) if the board of directors or nominating committee determines in good faith, after consultation with outside legal counsel, that such action would result in a breach of the directors’ fiduciary duties or applicable law. In the event such determination is made, the founding members shall be notified and given the opportunity to provide an alternative director designee.

At any time a vacancy occurs because of the death, disability, resignation or removal of a director designee, then the board, or any committee thereof, will not vote, fill such vacancy or take any action subject to supermajority board approval under NCM, Inc.’s amended and restated certificate of incorporation until such time that (i) such founding member has designated a successor director designee and the board has filled the vacancy and appointed such successor director designee, (ii) such founding member fails to designate a successor director designee within 10 business days of such vacancy, or (iii) such founding member has specifically waived its rights to designate a successor director designee under the director designation agreement and has consented to the board, or any committee thereof, taking a vote on such enumerated actions prior to the board filling the vacancy with a successor director designee.

At any time that any founding member shall have any rights of designation under the director designation agreement, NCM, Inc. will not take any action to change the size of its board from ten.

Assignment; Amendment. The right of each founding member to designate nominees for election to NCM, Inc.’s board of directors is personal and may not be assigned except upon the prior written consent of the other parties to the director designation agreement. No prior written consent shall be required for an assignment by any founding member to an affiliate who acquires common membership units and becomes a party to the director designation agreement. Such assignee’s rights will cease at such time as it ceases to be an affiliate of a founding member. The director designation agreement may not be amended except with the written consent of each of the parties to the agreement.

Registration Rights Agreement

On February 12, 2007, NCM, Inc., AMC, Cinemark and Regal agreed upon the final terms of the registration rights agreement. The registration rights agreement was executed by the parties effective February 13, 2007.

The registration rights agreement requires NCM, Inc. to use its reasonable efforts to file a registration statement on the first business day after the one-year anniversary of the closing of its IPO to register all registrable securities held by the founding members that are not already registered, if necessary, and to file resale registration statements after that time for any additional registrable securities that NCM, Inc. issues to any founding member in the future, within 20 days after such issuance. Additionally, NCM, Inc. must use reasonable best efforts to maintain effectiveness of these mandatory registration statements until the earlier of the time when the founding members have disposed of all their registrable securities and the time when all registrable securities held by the founding members are eligible for resale under specified securities regulations. NCM, Inc. is responsible for the expenses in connection with the registration of securities pursuant to the registration rights agreement.

NCM, Inc. filed a Form S-3 automatic shelf registration statement covering 56,879,964 shares on August 4, 2011, which was declared effective immediately.

Joint Defense Agreement

AMC and Regal, among others, entered into a joint defense and common interest agreement, dated August 16, 2004, which was supplemented by a joint defense and common interest agreement, dated July 13, 2005, by and among counsel for AMC, Regal and Cinemark. The joint defense agreement sets forth the terms and conditions under which the parties will cooperate and share information in order to advance their shared interests in owning and operating NCM LLC. In connection with the completion of NCM, Inc.’s IPO, counsel for NCM LLC and the founding members executed an amendment to the joint defense agreement, whereby NCM LLC was added as a party, and NCM, Inc.’s IPO was added to the range of transactions covered by the agreement.

Agreements with Founding Members—Sponsorships

During 2011, we agreed to various sponsorships for events organized by the founding members and paid Cinemark $25,500 for these events.

Agreements with Founding Members—Services

In 2011, we agreed to provide to Cinemark data line fail-over services through our network. We received payment of approximately $35,000 from Cinemark for these services, which was consistent with the cost of services had they been provided by a third party. In 2011, we paid Regal approximately $44,000 for costs associated with the waste for lobby promotions sold by us on concession containers that were unused and thrown away. In 2011, we received an insignificant amount from AMC for administration of internet advertisements. In 2011, AMC, Cinemark and Regal purchased $0.2 million of our advertising inventory for their own use. In addition, we paid $2.1 million to AMC, Cinemark and Regal for the purchases of movie tickets and concession products primarily for marketing to our advertising clients and marketing resale to Fathom Business customers.

Other Transactions

IdeaCast, Inc./RMG Networks, Inc.

In 2007, we invested a total of $7.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. (“IdeaCast”), a provider of advertising to fitness centers and health clubs throughout the United States, and certain other out-of-home advertising networks including airlines and theme parks. On June 29, 2009, we transferred our ownership interest to RMG Networks, Inc. (“RMG”), a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants. Mr. Hall, NCM, Inc.’s President, Chief Executive Officer and Chairman, served on the board of directors of IdeaCast, Inc. and on its compensation committee from 2007 until 2009. In 2009, upon the restructuring of IdeaCast, Inc. and the merger of certain assets into RMG Networks, Inc., Mr. Hall joined the board of directors of RMG Networks, Inc. and serves as a member of its compensation committee. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced our ownership in RMG to approximately 19% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants) at December 29, 2011.

NCM LLC and RMG also entered into a shared services agreement which allows for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis as well as sublease agreements. The amounts between the companies for 2011 were not significant.

Agreements with The Anschutz Corporation

We have an informal agreement with The Anschutz Corporation to use, on occasion, private aircraft owned by The Anschutz Corporation. The private aircraft is used to travel to cities where regularly scheduled flights require significant time or expense or when several employees or NCM, Inc. directors are travelling together. The aircraft is leased at rates that are at or below per hour market rates.

The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company. The Anschutz Company is the controlling stockholder of Regal Entertainment Group. For the year ended December 29, 2011, the aggregate amount paid to The Anschutz Corporation for use of the aircraft was approximately $75,000.

Agreement with LA Live

During 2009, we entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC, an affiliate of The Anschutz Corporation, for NCM LLC to provide in-theatre advertising and Fathom Events to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of our other network affiliates. In 2011, we incurred advertising operating costs of $0.3 million for payments made to LA Live Cinemas LLC under the agreement.

Agreement with AEG Live

We have an informal relationship with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to provide music content for exhibition in theatres through our Fathom business. During 2011, we paid AEG Live approximately $86,000 for the content it provided for a Fathom Consumer event. In addition, we received approximately $109,000 from AEG Live for regional advertising we provided during 2011.

Agreement with Starplex

During 2009, we entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), which is owned by Lee Roy Mitchell, a director of NCM, Inc. and Chairman and owner of 10.0% of Cinemark as of March 24, 2011, for us to provide in-theatre advertising services and Fathom Events to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our other network affiliates. In 2011, we incurred advertising operating costs of $2.9 million for payments made to the affiliate under the agreement.

Agreement with ShowPlex Cinemas, Inc.

During 2011, we entered into a network affiliate agreement with ShowPlex Cinemas, Inc. (“ShowPlex”), for us to provide in-theatre advertising services and Fathom Events to ShowPlex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our other network affiliates. ShowPlex is affiliated with Hunt Capital Group LLC, of which James R. Holland, Jr., an independent director of NCM, Inc., is President and Chief Executive Officer. In 2011, we incurred advertising operating costs of $0.2 million for payments made to the affiliate under the agreement.

Agreement with Digital Cinema Integration Partners

On August 2, 2010, we entered into an agreement with DCIP, a joint venture owned by the founding members. This agreement provides for the payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including the major studios) who display their programming on the digital cinema projectors. During 2011, we paid DCIP approximately $506,000 under this agreement.

Transactions with NCM, Inc.

Management Services Agreement

On February 13, 2007, NCM, Inc. and NCM LLC executed the management services agreement pursuant to which NCM, Inc. has agreed to provide certain specific management services to us, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, we reimburse NCM, Inc. for compensation and other expenses of its officers and employees and for certain out-of-pocket costs. We provide administrative and support services to NCM, Inc., such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM, Inc. employees may participate in our benefit plans, and that our employees may participate in the National CineMedia, Inc. 2007 Equity Incentive Plan. We indemnify NCM, Inc. for any losses arising from its performance under the management services agreement, except that NCM, Inc. indemnifies us for any losses caused by its willful misconduct or gross negligence. Pursuant to this agreement, we paid NCM, Inc. approximately $13.7 million during the year ended December 29, 2011.

Review, Approval or Ratification of Transactions with Related Persons

Since the completion of its IPO in February 2007, NCM, Inc.’s written Statement Of Policy With Respect To Related Party Transactions has required that transactions between NCM, Inc. or us and a Related Person (as defined in the policy) where the aggregate amount involved will or may be expected to exceed $500,000 be approved by NCM, Inc.’s Audit Committee with any related party transactions below $500,000 disclosed to NCM, Inc.’s Audit Committee, which is comprised of independent members of NCM, Inc.’s board of directors, in accordance with the guidance in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party. NCM, Inc.’s Audit Committee charter authorizes the audit committee to hire financial advisors and other professionals to assist the committee in evaluating and approving any transaction between NCM, Inc. or us and any related party, including our founding members.

The following transactions are exempt from this policy:

(1)	transactions where the Related Person’s interest arises solely from ownership of NCM, Inc.’s common stock and all holders of NCM, Inc.’s common stock receive proportional benefits;

(2)	any compensation paid to a director if the compensation is required to be reported in NCM, Inc.’s proxy statement under Item 402 of Regulation S-K and the compensation has been approved by the Nominating and Governance Committee; and

(3)	any employment by NCM, Inc. of an executive officer if the related compensation is required to be reported in NCM, Inc.’s proxy statement under Item 402 of Regulation S-K and the compensation has been approved by the Compensation Committee.

The policy provides for pre-approval of a particular category of related party transactions, provided that:

(a)	a proposed pre-approved transaction or series of related transactions would be in the ordinary course of business of NCM, Inc. or us, as applicable, and would not require (i) payments to one or more related parties during any fiscal year in excess of $500,000, or (ii) receipt of payments during any fiscal year from one or more related parties in excess of $500,000, or (iii) the receipt or transfer of any tangible or intangible property, other than cash, having a fair market value in excess of $500,000; and

(b)	the terms and conditions of any such transaction or series of related transactions are fair and reasonable to NCM, Inc. or us, as applicable, as determined by NCM, Inc.’s Chief Executive Officer and Chief Financial Officer, in the exercise of their reasonable discretion.

In such cases, the Chief Executive Officer and Chief Financial Officer may authorize, on behalf of the Audit Committee, the entering into of such transaction or series of transactions by NCM, Inc. or us, as applicable. However, a listing of such approved transactions must be provided to the Audit Committee on a periodic basis.

Director Independence

The information required by this item with respect to NCM, Inc.’s director independence is set forth above in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Auditors

Our manager, NCM, Inc., paid Deloitte & Touche LLP, both NCM, Inc.’s and our independent registered public accounting firm for fiscal years 2011 and 2010, the following amounts:

	2011	2010
Audit Fees	$732,200	$629,700
Audit Related Fees (1)	245,000	145,000

Total Audit and Related Fees	977,200	774,700
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$977,200	$774,700

(1)	Audit related fees consisted of assistance with the completion of our $200 million bond offering in 2011 ($100,000), as well as assistance with offering memorandums and registration statement filings for our founding members, which were reimbursed to us by the founding members ($145,000).

Pre-Approval Policies and Procedures

All auditing services, internal control-related services, and permitted non-audit services (including the fees and terms thereof) to be performed for us and NCM, Inc. by our independent auditor must be approved by the Audit Committee in advance, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more of its members or may delegate authority to one or more members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that all decisions to grant pre-approvals pursuant to such delegated authority will be presented to the entire Audit Committee at its next scheduled meeting. Effective with the completion of NCM, Inc.’s IPO in February 2007, all of our independent auditors’ services were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(b)	Exhibits

See Exhibit Index, beginning on page 90.

(c)	Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, LLC
(Registrant)
By: National CineMedia, Inc., its manager

Dated:	March 21, 2012	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 21, 2012	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, officers and directors of National CineMedia, Inc., the sole manager of National CineMedia LLC, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kurt C. Hall	President, Chief Executive Officer	March 21, 2012
Kurt C. Hall	(Principal Executive Officer)

/s/ Gary W. Ferrera	Executive Vice President and Chief Financial Officer	March 21, 2012
Gary W. Ferrera	(Principal Accounting and Financial Officer)

/s/ Lawrence A. Goodman	Director	March 21, 2012
Lawrence A. Goodman

/s/ David R. Haas	Director	March 21, 2012
David R. Haas

/s/ James R. Holland, Jr.	Director	March 21, 2012
James R. Holland, Jr.

/s/ Stephen L. Lanning	Director	March 21, 2012
Stephen L. Lanning

/s/ Gerardo I. Lopez	Director	March 21, 2012
Gerardo I. Lopez

/s/ Edward H. Meyer	Director	March 21, 2012
Edward H. Meyer

/s/ Amy E. Miles	Director	March 21, 2012
Amy E. Miles

/s/ Lee Roy Mitchell	Director	March 21, 2012
Lee Roy Mitchell

/s/ Scott N. Schneider	Director	March 21, 2012
Scott N. Schneider

INDEX TO EXHIBITS

Exhibit	Reference	Description

3.1	(35)	Amended and Restated Certificate of Incorporation of National CineMedia, Inc.

3.2	(1)	Amended and Restated Bylaws of National CineMedia, Inc.

3.3	(38)	Certificate of Formation of National CineMedia, LLC

4.1	(36)	Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.2	(36)	Form of 7.875% Senior Notes due 2021 (included in Exhibit 4.1).

4.3	(36)	Registration Rights Agreement, dated as of July 5, 2011, by and between National CineMedia, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein.

10.1	(2)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.1	(21)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.2	(26)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.2	(2)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(17)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.2	(27)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3	(2)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.1	(18)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.2	(28)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4	(2)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.1	(19)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.2	(29)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.5	(2)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

10.6	(2)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(2)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.7.1	(16)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(2)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

Exhibit	Reference	Description

10.9	(2)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(2)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(2)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(2)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

10.13	(2)	$805,000,000 Credit Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; and Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note).

10.13.1	(24)	Amendment, Resignation, Waiver, Consent And Appointment Agreement dated as of March 31, 2010 by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note); and Barclays Bank PLC as successor administrative agent.

10.13.2	(37)	Second Amendment to Credit Agreement dated as of June 20, 2011 by and among National CineMedia, LLC, Barclays Bank PLC, as administrative agent and the Lenders party thereto.

10.31.2	(40)	Second Amendment to Credit Agreement dated June 20, 2011, by and among National CineMedia, LLC, Barclays Bank PLC, as administrative agent the Lenders party thereto.

10.14	(2)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.14.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.15	(2)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.15.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.16	(2)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.16.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.17	(23)	Separation Agreement and Release and Consulting Agreement dated as of December 2, 2009 by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.18	(2)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.19	(34)	National CineMedia, Inc. 2007 Equity Incentive Plan, as amended. +

10.20	(3)	Form of Option Substitution Award. +

10.21	(4)	Form of Restricted Stock Substitution Award. +

10.22	(5)	Form of Stock Option Agreement. +

10.22.1	(20)	Form of 2009 Stock Option Agreement. +

10.22.2	(31)	Form of 2010 Stock Option Agreement. +

10.22.3	(32)	Form of 2011 Stock Option Agreement. +

10.22.4	(41)	Form of 2012 Stock Option Agreement. +

10.23	(6)	Form of Restricted Stock Agreement. +

10.23.1	(20)	Form of 2009 Restricted Stock Agreement. +

10.23.2	(31)	Form of 2010 Restricted Stock Agreement. +

10.23.3	(32)	Form of 2011 Restricted Stock Agreement. +

10.23.4	(41)	Form of 2012 Restricted Stock Agreement. +

10.23.5	(41)	Form of 2012-2 Restricted Stock Agreement. +

10.24	(7)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

Exhibit	Reference	Description

10.25	(8)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(9)	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan +

10.27	(10)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.28	(11)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(12)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(13)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.32	(14)	ISDA Master Agreement dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.34	(20)	Form of Restricted Stock Unit Agreement. +

10.35	(22)	National CineMedia, Inc. 2009 Performance Bonus Plan +

10.36	(31)	ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.

10.37	(31)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.

10.38	(25)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.

10.39	(30)	National CineMedia, Inc. 2010 Performance Bonus Plan. +

10.40	(33)	National CineMedia, Inc. 2011 Performance Bonus Plan. +

10.41	(39)	Employment Agreement dated as of August 24, 2011, by and among National CineMedia, Inc., National CineMedia, LLC and Earl B. Weihe. +

12.1	*	Computation of ratio of earnings to fixed charges.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	***	The following materials from the Annual Report on Form 10-K of National CineMedia, LLC for the year ended December 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Income, (iii)the Statement of Comprehensive Income, (iv) the Statements of Equity/(Deficit), (v) the Statement of Cash Flows, and (vi) the Notes to Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Management contract.
(1)	Incorporated by reference to Exhibit 4.2 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(3)	Incorporated by reference to Exhibit 4.4 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(4)	Incorporated by reference to Exhibit 4.5 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(5)	Incorporated by reference to Exhibit 4.6 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.7 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(8)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.

(9)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.
(10)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(11)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(12)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.4 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.6 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(15)	Incorporated by reference to Appendix B from NCM, Inc.’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 28, 2008.
(16)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.
(17)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(18)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(19)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(20)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.
(21)	Incorporated by reference to Exhibit 10.1.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.
(22)	Incorporated by reference to Appendix A from NCM, Inc.’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 19, 2009.
(23)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on December 21, 2009.
(24)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 6, 2010.
(25)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 14, 2010.
(26)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(27)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(28)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(29)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(30)	Incorporated by reference to Appendix A from NCM, Inc.’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 18, 2010.
(31)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on March 9, 2010.
(32)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 25, 2011.
(33)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(34)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(35)	Incorporated by reference to Exhibit 3.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(36)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Current Report of Form 8-K (File No. 001-33296) filed on July 7, 2011.
(37)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 4, 2011.
(38)	Incorporated by reference to Exhibits of the same number from the Registrant’s Registration Statement on From S-4 (File No. 333-176056) filed August 4, 2011.

(39)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 26, 2011.
(40)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 4, 2011.
(41)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report of Form 10-K (File No. 001-33296) filed on February 24, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 29, 2011 and December 30, 2010, and the related statements of income, comprehensive income, members’ equity (deficit), and cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2011 and December 30, 2010, and the results of its operations and its cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 20, 2012

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 29, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9.2	$13.8
Receivables, net of allowance of $4.3 and $3.7 million, respectively	96.6	100.1
Prepaid expenses	1.7	1.7
Prepaid management fees to managing member	1.0	0.8

Total current assets	108.5	116.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $54.8 and $46.4 million, respectively	24.6	19.8
Intangible assets, net of accumulated amortization of $20.8 and $10.8 million, respectively	274.9	275.2
Debt issuance costs, net	12.6	7.3
Other investment	0.2	6.7
Other long-term assets	0.6	0.6

Total non-current assets	312.9	309.6

TOTAL	$421.4	$426.0

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	22.0	25.2
Amounts due to managing member	21.2	28.2
Accrued expenses	16.2	8.6
Current portion of long-term debt	0.0	1.2
Current portion of interest rate swap agreements	24.0	25.3
Accrued payroll and related expenses	9.0	9.3
Accounts payable	12.8	10.5
Deferred revenue	2.9	3.8

Total current liabilities	108.1	112.1
NON-CURRENT LIABILITIES:
Borrowings	794.0	775.0
Interest rate swap agreements	46.8	45.5

Total non-current liabilities	840.8	820.5

Total liabilities	948.9	932.6

COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS’ EQUITY/(DEFICIT) (including accumulated other comprehensive loss of $56.9 and $58.3 million, respectively)	(527.5)	(506.6)

TOTAL	$421.4	$426.0

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
REVENUE:
Advertising (including revenue from founding members of $38.2, $38.5 and $38.2 million, respectively)	$386.1	$379.4	$335.1
Fathom Events	49.2	48.0	45.5
Other	0.1	0.1	0.1

Total	435.4	427.5	380.7

OPERATING EXPENSES:
Advertising operating costs	24.6	21.7	20.0
Fathom Events operating costs (including $9.3, $8.6, and $7.7 million to founding members, respectively)	34.1	32.4	29.1
Network costs	17.7	20.0	18.6
Theatre access fees—founding members	55.4	52.6	52.7
Selling and marketing costs (including $1.1, $1.2 and $1.1 million to founding members, respectively)	59.8	57.9	50.2
Administrative costs	17.6	17.9	14.8
Administrative fee—managing member	13.7	16.6	10.8
Depreciation and amortization	18.8	17.8	15.6
Other costs	0.0	0.0	0.7

Total	241.7	236.9	212.5

OPERATING INCOME	193.7	190.6	168.2

NON-OPERATING EXPENSES:
Interest on borrowings	49.2	44.4	47.1
Interest income	0.0	0.0	(0.1)
Change in derivative fair value	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Other non-operating	1.7	0.2	(1.9)

Total	58.9	49.9	38.1

INCOME BEFORE INCOME TAXES	134.8	140.7	130.1

Provision for income taxes	0.3	0.5	0.8
Equity loss from investment, net	0.0	0.7	0.8

NET INCOME	$134.5	$139.5	$128.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
NET INCOME	$134.5	$139.5	$128.5

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on cash flow hedge	1.4	(10.9)	26.1

COMPREHENSIVE INCOME	$135.9	$128.6	$154.6

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/(DEFICIT)

(In millions)

	Units	Amount
Balance—January 1, 2009	99,419,620	$(685.6)
Capital contribution from founding members	11,781	0.1
Distribution to managing member	—	(57.8)
Distribution to founding members	—	(81.5)
Units issued for purchase of intangible asset	2,126,104	28.5
Comprehensive Income	—	154.6
Share-based compensation expense/capitalized	—	2.1

Balance—December 31, 2009	101,557,505	$(639.6)

Capital contribution from managing member	472,259	3.5
Distribution to managing member	—	(71.0)
Distribution to founding members	—	(85.1)
Units issued for purchase of intangible asset	8,722,428	151.3
Comprehensive Income	—	128.6
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.8

Balance—December 30, 2010	110,752,192	$(506.6)

Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive Income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0

Balance—December 29, 2011	110,814,569	$(527.5)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134.5	$139.5	$128.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	17.8	15.6
Non-cash share-based compensation	4.8	5.6	2.0
Net unrealized loss (gain) on hedging transactions	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Equity loss from investment	0.0	0.7	0.8
Amortization of debt issuance costs	2.3	1.9	1.9
Write-off of debt issuance costs	1.5	0.0	0.0
Other non-cash operating activities	0.0	0.6	0.0
Changes in operating assets and liabilities:
Receivables—net	3.3	(11.1)	3.0
Accounts payable and accrued expenses	9.7	(1.6)	6.9
Amounts due to founding members and managing member	(4.6)	4.1	1.2
Other operating	(1.1)	0.8	(3.5)

Net cash provided by operating activities	177.2	163.6	149.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.5)	(10.1)	(8.4)
Proceeds from sale of property and equipment to founding member	0.0	3.0	0.0
Increase in investment in affiliate	0.0	0.0	(2.0)
Purchase of intangible assets	(15.9)	0.0	0.0

Net cash used in investing activities	(29.4)	(7.1)	(10.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	335.0	124.3	0.0
Repayments of borrowings	(317.2)	(152.5)	(3.0)
Payment of debt issuance costs	(9.1)	0.0	0.0
Founding members integration payments	1.9	3.9	3.6
Distributions to founding members and managing member	(168.4)	(159.6)	(135.9)
Unit settlement for share-based compensation	5.4	3.4	0.0

Net cash used in financing activities	(152.4)	(180.5)	(135.3)

CHANGE IN CASH AND CASH EQUIVALENTS	(4.6)	(24.0)	3.7
CASH AND CASH EQUIVALENTS:
Beginning of period	13.8	37.8	34.1

End of period	$9.2	$13.8	$37.8

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with equity (equity returned)	$(5.5)	$151.3	$28.5
Settlement of put liability by issuance of debt	$0.0	$0.0	$7.0
Assets acquired in settlement of put liability	$0.0	$0.0	$2.5
Increase in cost method investment	$0.2	$0.0	$0.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$39.2	$49.8	$38.8
Cash paid for income taxes	$0.3	$0.5	$0.8

See accompanying notes to financial statements.

1.	THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC” or “the Company”) commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom entertainment programming events and corporate events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

At December 29, 2011, NCM LLC had 110,814,569 common membership units outstanding, of which 53,934,605 (48.7%) were owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), 22,060,262 (19.9%) were owned by Regal, 17,495,920 (15.8%) were owned by Cinemark, and 17,323,782 (15.6%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 5, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable and equity-based compensation. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications of previously reported interest income and other within the statements of income, share based compensation within the statement of members’ equity (deficit), other accrued expenses within accrued expenses and within network, administrative and unallocated costs in segment reporting have been made to conform to the current year presentation.

Significant Accounting Policies

Accounting Period— The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

Segment Reporting— Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 12.

Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Make-good provisions are made to defer contracted revenue to future periods when attendance is delivered and is included in accrued expenses. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Fathom Events revenue is recognized in the period in which the event is held.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 29, 2011 were $1.6 million and $1.1 million, respectively, were $1.5 million and $1.1 million for the year ended December 30, 2010, respectively and were not material to the Company’s statements of income for the year ended December 31, 2009.

Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Fathom Events operating costs include revenue share under the amended and restated ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocated between the advertising business and the Fathom Events business.

Leases—The Company leases various office facilities under operating leases with terms ranging from five to 16 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statements of income.

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Restricted Cash—At December 29, 2011 and December 30, 2010, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC’s New York office.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 15% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 30, 2010, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 21% and 17% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Receivables consisted of the following, in millions:

	As of December 29, 2011	As of December 30, 2010
Trade accounts	$98.4	$100.9
Other	2.5	2.9
Less allowance for doubtful accounts	(4.3)	(3.7)

Total	$96.6	$100.1

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 29, 2011 and December 30, 2010, the Company had a net book value of $9.3 million and $9.2 million, respectively, of capitalized software and website development costs. Approximately $4.8 million, $6.5 million and $6.7 million was recorded for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, in depreciation expense. For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recorded $0.9 million, $1.2 million and $1.6 million in research and development expense, respectively.

Construction in progress includes costs relating to installations of equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

The Company assesses impairment of long-lived assets pursuant with ASC 360 Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 3. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. During the year ended December 29, 2011, the Company recorded net intangible assets of $10.4 million, which are amortized over a weighted average amortization period of 16.1 years. As of December 29, 2011, the gross carrying amount of the intangible assets is $295.7 million, with a remaining weighted average amortization period of 24.9 years.

Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2011 and 2010 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

Amounts Due to Managing Member— Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly.

Income Taxes— As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of NCM, Inc.’s initial public offering (“IPO”). As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. NCM LLC strongly disagrees with, and will contest, the IRS’ positions.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is composed of the following (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Beginning Balance	$(58.3)	$(47.4)	$(73.5)
Change in fair value on cash flow hedge	0.1	(12.2)	24.8
Reclassifications into earnings	1.3	1.3	1.3

Ending Balance	$(56.9)	$(58.3)	$(47.4)

Debt Issuance Costs— In relation to the issuance of long-term debt discussed in Note 6, there is a balance of $12.6 million and $7.3 million in deferred financing costs as of December 29, 2011 and December 30, 2010, respectively. These debt issuance costs are being straight-line amortized over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method. In 2011, NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the senior secured credit facility that was prepaid and paid $9.1 million in debt issuance costs in relation to the debt restructuring discussed in Note 6. For each of the years ended December 29, 2011, December 30, 2010, and December 31, 2009 the Company amortized $2.3 million, $1.9 million, and $1.9 million, respectively.

Other Investment— Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) under the equity method of accounting as required by ASC 323-10 Investments – Equity Method and Joint Ventures. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG resulting in cost method accounting. During the fourth quarter of 2011, the Company recorded an impairment to the value of the investment and the carrying value was adjusted to zero due to the potential of the Company being further diluted by a new round of preferred equity that was senior to the Company’s investment, which occurred in early 2012. At December 29, 2011 and December 30, 2010, the Company’s ownership in RMG was approximately 19%, respectively, of the issued and outstanding preferred and common stock of RMG. Refer to Note 10 for additional discussion.

During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. Refer to Note 10 for additional discussion.

Share-Based Compensation— NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation cost of non-vested stock is valued based on the market price on the grant date, the probability of vesting and is expensed over the vesting period. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Refer to Note 7.

Derivative Instruments— NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a significant portion of the Company’s variable rate debt to a fixed rate of 6.484%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

During 2008, cash flow hedge accounting was discontinued for one of the interest swap agreements. The Company did not elect cash flow hedge accounting and the interest rate swap with the new counterparty is recorded at fair value with any change in the fair value recorded in the statements of income. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedge is being amortized to interest expense over the remaining term of the interest rate swap.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties on which the Company has elected and qualifies for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29, 2011 and December 30, 2010.

The fair value of the Company’s interest rate swaps are based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR. Refer to Note 11.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends certain fair value measurements and disclosures. The Company adopted ASU 2011-04 effective December 15, 2011 with no impact on its financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which is an amendment to ASC 220 Comprehensive Income. Under ASU 2011-05, all items that are required to be recognized under current accounting standards as components of comprehensive income shall be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted ASU 2011-05 effective December 15, 2011. Since the provisions of ASU 2011-05 are presentation related only, the adoption of ASU 2011-05 does not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2.	PROPERTY AND EQUIPMENT

	As of December 29, 2011	As of December 30, 2010
	(in millions)

Equipment, computer hardware and software	$73.7	$63.3
Leasehold Improvements	3.4	1.7
Less accumulated depreciation	(54.8)	(46.4)

Subtotal	22.3	18.6
Construction in Progress	2.3	1.2

Total property and equipment	$24.6	$19.8

For the years ended December 29, 2011, December 30, 2010, and December 31, 2009, the Company recorded depreciation of $8.8 million, $11.4 million, and $12.5 million, respectively.

3.	INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets (in millions):

	As of December 31, 2009	Additions (1)	Amortization	Other (2)	As of December 30, 2010
Gross carrying amount	$138.6	$151.3	0.0	$(3.9)	$286.0
Accumulated amortization	(4.4)	0.0	(6.4)	0.0	(10.8)

Total intangible assets, net	$134.2	$151.3	$(6.4)	$(3.9)	$275.2

	As of December 30, 2010	Additions (3)	Amortization	Other (2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	0.0	$(0.7)	$295.7
Accumulated amortization	(10.8)	0.0	(10.0)	0.0	(20.8)

Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

(1)	During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at the fair value of $39.8 million.

During the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary’s acquisition of Kerasotes Showplace Theatres, LLC (the “AMC Kerasotes Acquisition”). Such issuance provided NCM LLC with exclusive access, in accordance with the ESA, to the net new theatre screens and attendees added by AMCE to NCM LLC’s network since the date of the last annual common unit adjustment through the date of the AMC Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the fair value of the common membership units of $111.5 million.

(2)	See Note 5 for further information on integration payments.
(3)	During the first quarter of 2011, NCM LLC’s founding members returned a net 322,751 common membership units to NCM LLC, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESA, to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million.

During the third quarter of 2011, the Company purchased an intangible asset for $14.7 million and during the fourth quarter of 2011 purchased intangible assets for $1.2 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

The Company based the fair value of the intangible assets to its founding members on the market value of NCM, Inc.’s publicly traded stock when the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock.

Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. Amortization of the asset related to Regal Consolidated Theatres began in the third quarter of 2011 when the Company began to access on-screen advertising in the Regal Consolidated Theatres due to the expiration of their prior on-screen advertising agreement.

For the years ended December 29, 2011, December 30, 2010 and December 31, 2009 the Company recorded amortization of $10.0 million, $6.4 million and $2.9 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2012	$11.1
2013	11.1
2014	11.1
2015	11.1
2016	11.1

4.	ACCRUED EXPENSES

	As of December 29, 2011	As of December 30, 2010
	(in millions)
Make-good reserve	$2.7	$2.8
Accrued interest	9.5	2.1
Deferred rent	2.9	2.2
Other accrued expenses	1.1	1.5

Total accrued expenses	$16.2	$8.6

5.	RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions – Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years ended
	December 29, 2011	December 30, 2010	December 31, 2009
Included in the Statements of Income:

Revenues:

Beverage concessionaire revenue ( in Advertising revenue) (1)	$38.0	$37.2	$36.3
Advertising inventory revenue (in Advertising revenue) (2)	0.2	1.3	1.9
Operating Expenses:
Use of screens/theatres for Fathom Events (in Fathom Events operating costs) (3)	8.3	7.3	6.7
Purchase of movie tickets and concession products (in Fathom Events operating costs) (5)	1.0	1.3	1.0
Theatre access fee (4)	55.4	52.6	52.7
Purchase of movie tickets and concession products (in Selling and marketing costs) (5)	1.1	1.2	1.1
Administrative fee—managing member (6)	13.7	16.6	10.8

Included in the Balance Sheets:

Prepaid management fees to managing member (7)	$1.0	$0.8	$0.6
Integration payments (in Intangible assets) (8)	0.7	3.9	3.2
Integration payments (in Additional paid in capital (deficit)) (9)	0.0	0.0	0.1

(1)	For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases are calculated by reference to NCM LLC’s advertising rate card.
(3)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(4)	Comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in the Company’s network.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.
(6)	Pursuant to the NCM LLC operating agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the president and chief executive officer, president of sales and marketing, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(7)	The payments for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(8)	On April 30, 2008, Regal acquired Consolidated Theatres and NCM LLC issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.
(9)	On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit and NCM LLC issued common membership units to AMC in exchange for the exclusive access to the theatres. AMC Loews had a pre-existing advertising agreement and, as a result, AMC made integration payments pursuant to the Loews screen integration agreement. These AMC Loews payments were made on a quarterly basis in arrears through February 2009 for Star Theatres in accordance with certain run-out provisions.

Also, pursuant to the terms of the NCM LLC operating agreement in place since the completion of NCM, Inc.’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Distributions for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 are as follows (in millions):

	2011	2010	2009
AMC	$25.3	$28.8	$25.8
Cinemark	25.5	24.0	20.8
Regal	32.2	32.3	34.9
NCM, Inc.	78.7	71.0	57.8

Total	$161.7	$156.1	$139.3

The available cash payment by NCM LLC to its founding members for the quarter ended December 29, 2011 of $22.1 million, which is included in amounts due to founding members at December 29, 2011, will be made in the first quarter of 2012. The available cash payment by NCM LLC to its managing member for the quarter ended December 29, 2011 of $21.0 million was included in amounts due to managing member as of December 29, 2011 and will be made in the first quarter of 2012. The available cash payment by NCM LLC to its founding members for the quarter ended December 30, 2010 of $25.7 million was made in the first quarter of 2011. The available cash payment by NCM LLC to its managing member for the quarter ended December 30, 2010 of $24.1 million was made in the first quarter of 2011.

During 2010, in connection with AMC’s acquisition of Kerasotes, AMC reimbursed NCM LLC approximately $3.0 million for the net book value of NCM LLC capital expenditures invested in digital network technology within the acquired Kerasotes theatres prior to the acquisition date.

Amounts due to founding members at December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	$6.8	$8.5	$22.0

Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	(0.0)	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	$7.5	$8.9	$25.2

Related Party Affiliates—During 2011, NCM LLC entered into a digital content agreement and a Fathom agreement with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, for NCM LLC to provide in-theatre advertising and Fathom Events to Showplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is approximately $0.2 million for the year ended December 29, 2011. As of December 29, 2011, approximately $0.1 million is included in accounts payable for amounts due to Showplex under the agreement.

During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs are approximately $0.3 million and $0.1 million for the years ended December 29, 2011 and December 30, 2010, respectively, for payments to the affiliate under the agreement. As of December 29, 2011 and December 30, 2010 approximately $0.1 million and $0.1 million, respectively, is included in accounts payable for amounts due to LA Live under the agreement. The amounts as of and for the year ended December 31, 2009 were inconsequential.

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services and Fathom Events to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs are $2.9 million and $1.3 million, respectively, for the years ended December 29, 2011 and December 30, 2010, for its shares of advertising sold in its theatres under the affiliate agreement. As of December 29, 2011 and December 30, 2010, approximately $0.7 million and $0.5 million, respectively, is included in accounts payable for amounts due to Starplex under the agreement.

National CineMedia, Inc.— The management services agreement provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 7).

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 29, 2011	As of December 30, 2010
Distributions payable	$21.0	$24.1
Cost and other reimbursement	0.2	4.1

Total	$21.2	$28.2

6.	BORROWINGS

Senior Secured Credit Facility— On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consisted of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion was available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC.

On July 5, 2011, NCM LLC completed an amendment to NCM LLC’s senior secured credit facility primarily to replace $66.0 million of the $80.0 million revolving credit facility that would have terminated on February 13, 2013, with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items. The unused line fee increased from 0.375% per annum to 0.50% per annum. The $14.0 million portion of the $80.0 million revolving credit facility that was outstanding from Lehman Brothers Holdings, Inc. (“Lehman”) (not subject to pro rata prepayment or re-borrowing) remains in place but will also mature on December 31, 2014, for a total revolving credit facility of $119.0 million. As discussed in further detail below, on July 5, 2011, NCM LLC prepaid $175.0 million of the term loan facility. There were no breakage costs associated with the $175.0 million prepayment or the replacement of the revolving credit facility. NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the term loan facility that was prepaid. In addition, the applicable margin, currently at 150 basis points over LIBOR, was not changed.

The outstanding balance of the term loan facility at December 29, 2011 and December 30, 2010 was $550.0 million and $725.0 million, respectively. The outstanding balance under the revolving credit facility at December 29, 2011 and December 30, 2010 was $44.0 million and $50.0 million, respectively. As of December 29, 2011, the interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484% (both those accounted for as hedges and those that are not). The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2011, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of December 29, 2011, the Company’s consolidated net senior secured leverage ratio was 2.7 times (versus a covenant of 6.5 times). See Note 11 for an additional discussion of the interest rate swaps.

NCM LLC, Lehman and Barclays Bank PLC (“Barclays”) entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, December 31, 2014.

Senior Notes due 2021—On July 5, 2011 NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021 (“Senior Notes”). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The proceeds were used to prepay $175.0 million of NCM LLC’s outstanding indebtedness under its existing senior secured credit facility discussed above, as well as pay $21.0 million on the existing revolving line of credit and pay offering costs. The outstanding balance of the Senior Notes at December 29, 2011 was $200.0 million. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility.

Other—On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010, $1.2 million of the balance was recorded in current liabilities. The note was paid in full on January 15, 2011. Interest on the note was accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was an inconsequential amount, $0.5 million and $0.7 million, respectively.

Future Maturities of Borrowings—

The scheduled annual maturities on the credit facility and Senior Notes as of December 29, 2011 are as follows (in millions):

2012	$0.0
2013	0.0
2014	44.0
2015	550.0
2016	0.0
Thereafter	200.0

Total	$794.0

7.	SHARE-BASED COMPENSATION

At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 29, 2011, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 2,973,786 remain available for grants as of December 29, 2011. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recognized $7.5 million, $7.0 million and $3.1 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, of share-based compensation expense for these options and $0.1 million were capitalized during each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. As of December 29, 2011, unrecognized compensation cost related to nonvested options was approximately $6.4 million, which will be recognized over a weighted average remaining period of 1.7 years.

The weighted average grant date fair value of granted options was $3.81, $4.84 and $2.17 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The intrinsic value of options exercised during the year was $1.5 million, $2.2 million and $0.2 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The total fair value of awards vested during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $6.2 million, $3.2 million and $0.3 million, respectively.

The following assumptions were used in the valuation of the options:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Expected life of options	6.0 years	6.0 years	6.5 years

Risk free interest rate	1.16% to 2.39%	1.38% to 3.76%	2.23% to 3.70%

Expected volatility	30%-53.6%	39%	30%

Dividend yield	3.8% to 4.0%	3.8% to 4.0%	3%

Activity in the Equity Incentive Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2010	3,876,224	$15.55

Granted	1,314,568	17.61

Exercised	(312,720)	13.55

Forfeited	(40,500)	14.66

Outstanding at December 29, 2011	4,837,572	$16.25	8.3	$2.3

Exercisable at December 29, 2011	1,863,256	15.95	8.0	$1.2

Vested and Expected to Vest at December 29, 2011	4,802,536	16.24	8.3	$2.3

The following table summarizes information about the stock options at December 29, 2011, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 29, 2011	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 29, 2011	Weighted Average Exercise Price
$5.35-$14.58	990,962	7.5	$9.84	432,676	$9.26
$14.59-$16.66	1,019,569	9.2	16.25	664,252	16.27
$16.67–$16.97	948,206	8.0	16.97	308,994	16.97
$16.98-$18.38	1,265,569	9.1	18.28	75,214	17.92
$18.39–$29.05	613,266	7.1	21.27	382,120	21.77

	4,837,572	8.3	$16.25	1,863,256	$15.95

Non-vested (Restricted) Stock – NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2009, 2010 and 2011 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 through 2011 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period. Non-vested stock granted to non-employee directors vest after one year.

The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 30, 2010	915,584	$16.77

Granted	470,865	17.66

Forfeited	(10,207)	16.28

Vested	(90,734)	19.43

Non-vested as of December 29, 2011	1,285,508	$16.92

The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $4.3 million, $7.0 million and $2.4 million in compensation expense related to such outstanding non-vested shares during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. Of the $4.3 million in compensation expense for the year ended December 29, 2011, a credit of $2.9 million was related to a true-up to NCM, Inc.’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 29, 2011. In addition, no compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 29, 2011. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to NCM, Inc.’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010. During the years ended December 29, 2011, December 30, 2010 and December 31, 2009 there was $0.1 million, $0.1 million and an inconsequential amount capitalized, respectively. As of December 29, 2011, unrecognized compensation cost related to non-vested stock was approximately $3.8 million, which will be recognized over a weighted average remaining period of 1.2 years. The weighted average grant date fair value of non-vested stock was $17.66, $17.24 and $9.50 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The total fair value of awards vested was $1.8 million, $1.6 million and $0.3 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

8.	EMPLOYEE BENEFIT PLANS

NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company made discretionary contributions of $0.9 million, $0.9 million and $0.8 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, was $2.3 million, $2.2 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2011 are as follows (in millions):

2012	$2.3
2013	2.3
2014	2.4
2015	2.3
2016	2.3
Thereafter	7.2

Total	$18.8

Minimum Revenue Guarantees— As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $17.3 million over the remaining terms of the network affiliate agreements. As of December 29, 2011 and December 30, 2010, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

10.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms and the fact that it was recently amended during 2011. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value.

The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company’s analysis to be $530.6 million and $713.3 million at December 29, 2011 and December 30, 2010, respectively (Level 2). The carrying value of the term loan was $550.0 and $725.0 million as of December 29, 2011 and December 30, 2010, respectively.

The carrying value of the Company’s Senior Notes as of December 29, 2011 was $200.0 million and the estimated fair value was $198.4 million based on an average of at least two non-binding broker quotes and the Company’s analysis (Level 2).

During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract. The fair value of the investment has not been estimated at December 29, 2011 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.2 million as of December 29, 2011. Refer to Note 1 —Other Investment.

During the fourth quarter of 2011, the Company recorded an impairment to the value of its investment in RMG due to the Company being further diluted by a new round of preferred equity financing that was senior to the Company’s investment. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the statements of income since the fair value was determined to be significantly below cost and recoverability was deemed unlikely. The key factor identified by management in making these assessments and determining the amount was due to a recapitalization of RMG that was completed in early 2012. The carrying amount of the Company’s investment was $0.0 million and $6.7 million as of December 29, 2011 and December 30, 2010, respectively. Refer to Note 1 —Other Investment.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements (1)	$24.0	$0.0	$24.0	$0.0
Interest Rate Swap Agreements (1)	46.8	0.0	46.8	0.0

Total Liabilities	$70.8	$0.0	$70.8	$0.0

		Fair Value Measurements at Reporting Date Using
	As of December 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements (1)	$25.3	0.0	$25.3	0.0
Interest Rate Swap Agreements (1)	45.5	0.0	45.5	0.0

Total Liabilities	$70.8	$0.0	$70.8	$0.0

(1)	Interest Rate Swap Agreements—Refer to Note 11.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting all of the Company’s variable rate debt to a fixed rate of 6.484%.

Cash flow hedge accounting was discontinued on September 15, 2008 for one of the interest rate swap agreements due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statements of income. There was no change, $4.0 million increase and $8.3 million decrease in the fair value of the liability for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, which the Company recorded as a change in derivative fair value.

In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $1.3 million per year. The Company estimates approximately $1.3 million will be amortized to interest on borrowings in the next 12 months.

The fair values of the interest rate swaps with the counterparties on which we have elected and qualify for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29, 2011 and December 30, 2010. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

As of December 29, 2011 and December 30, 2010, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 29, 2011		As of December 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$18.0	Current Liabilities	$19.0
Interest rate swap agreements	Other Liabilities	$35.1	Other Liabilities	$34.1

Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.0	Current Liabilities	$6.3
Interest rate swap agreements	Other Liabilities	$11.7	Other Liabilities	$11.4

Total derivatives		$70.8		$70.8

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax) for the Years Ended			Realized (Loss) Recognized in Interest on Borrowings (Pre-tax) for the Years Ended
	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
Interest Rate Swaps	$(18.1)	$(30.3)	$9.3	$(19.5)	$(19.4)	$(16.7)

The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Non-Operating Expenses (Pre-tax) for the Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Interest on borrowings	$(6.5)	$(6.2)	$(6.2)
Change in derivative fair value	(1.3)	(5.3)	7.0

Total	$(7.8)	$(11.5)	$0.8

12.	SEGMENT REPORTING

Advertising revenue accounts for 88.7%, 88.7% and 88.0%, of revenue for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Segment Reporting.

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$386.1	$49.2	$0.1	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	0.0	0.0	18.8	18.8

Operating income	$254.3	$6.4	$(67.0)	$193.7

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.4	$48.0	$0.1	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	0.0	0.0	17.8	17.8

Operating income	$255.4	$6.7	$(71.5)	$190.6

	Year Ended December 31, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1	18.6	120.4
Selling and marketing costs	40.6	8.6	1.0	50.2
Administrative and other costs	2.8	0.9	22.6	26.3
Depreciation and amortization	0.0	0.0	15.6	15.6

Operating income	$219.0	$6.9	$(57.7)	$168.2

The following is a summary of revenues by category (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
National Advertising Revenue	$267.5	$271.9	$236.8
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	38.0	37.2	36.3
Local Advertising Revenue	80.6	70.3	62.0
Fathom Consumer Revenue	35.0	31.5	28.6
Fathom Business Revenue	14.2	16.5	16.9
Other Revenue	0.1	0.1	0.1

Total Revenues	$435.4	$427.5	$380.7

13.	VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$3.7	$3.6	$2.6
Provision for bad debt	2.1	2.3	2.4
Write-offs, net	(1.5)	(2.2)	(1.4)

Balance at end of period	$4.3	$3.7	$3.6

14.	QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operations:
Revenues	$70.8	$114.0	$136.0	$114.6
Operating Expenses	55.8	63.8	62.0	60.1

Operating Income	15.0	50.2	74.0	54.5
Net Income	5.1	37.6	56.6	35.2

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operations:
Revenues	$84.6	$99.1	$125.7	$118.1
Operating Expenses	58.2	55.8	58.6	64.3

Operating Income	26.4	43.3	67.1	53.8
Net Income	12.8	27.2	52.7	46.8

15.	SUBSEQUENT EVENTS

During early 2012, the Company restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends the Company believes the Fathom Consumer division has greater future growth prospects and is more in aligned with the movie exhibition business and the Company’s strategy of becoming a more powerful digital media platform. The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events. Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on the Company’s future operating income is not expected to be material.

During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESAs, to net new theatre screens and attendees added by the founding members to NCM LLC’s network. A cash payment of approximately $0.2 million will be received from AMC in lieu of surrendering 16,727 whole units and one partial unit. As a result, NCM LLC recorded an intangible asset at fair value of the common membership units of $9.9 million. The Company based the fair value of the intangible asset on the market value of the common membership units when issued, which are freely convertible into the Company’s common stock. Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible asset has a finite useful life and the Company will amortize the asset over the remaining useful life corresponding with the ESAs.