Form 10-Q
period 2012-09-27
National CineMedia, LLC
filed 2012-11-07
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2012

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

As of November 7, 2012, the registrant had 111,997,986 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	September 27, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.6	$9.2
Receivables, net of allowance of $4.5 and $4.3, respectively	125.9	96.6
Prepaid expenses	2.6	1.7
Prepaid administrative fees to managing member	0.8	1.0

Total current assets	136.9	108.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $61.1 and $54.8, respectively	26.1	24.6
Intangible assets, net of accumulated amortization of $29.5 and $20.8, respectively	283.3	274.9
Debt issuance costs, net of accumulated amortization of $11.9 and $9.8, respectively	16.5	12.6
Other investment	0.8	0.2
Other long-term assets	0.5	0.6

Total non-current assets	327.2	312.9

TOTAL ASSETS	$464.1	$421.4

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Amounts due to founding members	35.1	22.0
Amounts due to managing member	28.1	21.2
Accrued expenses	20.2	16.2
Current portion of interest rate swap agreements	10.5	24.0
Accrued payroll and related expenses	9.4	9.0
Accounts payable (including $1.4 and $0.9 to related party affiliates, respectively)	13.2	12.8
Deferred revenue	3.2	2.9

Total current liabilities	119.7	108.1
NON-CURRENT LIABILITIES:
Borrowings	850.0	794.0
Interest rate swap agreements	14.1	46.8

Total non-current liabilities	864.1	840.8

Total liabilities	983.8	948.9

COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $24.2 and $56.9 million, respectively)	(519.7)	(527.5)

TOTAL LIABILITIES AND EQUITY	$464.1	$421.4

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Quarter Ended September 27, 2012	Quarter Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
REVENUE:
Advertising (including revenue from founding members of $10.0, $10.6, $30.0 and $29.6, respectively)	$138.0	$127.2	$305.6	$284.9
Fathom Events	5.7	8.8	27.3	35.9

Total	143.7	136.0	332.9	320.8

OPERATING EXPENSES:
Advertising operating costs (including $1.4, $1.2, $3.1 and $2.4 to related party affiliates, respectively)	11.0	8.4	23.7	17.8
Fathom Events operating costs (including $1.0, $2.1, $4.2 and $6.9 to founding members, respectively)	4.5	6.4	20.0	24.7
Network costs	4.9	4.4	14.6	13.6
Theatre access fees—founding members	16.3	15.2	48.3	42.1
Selling and marketing costs (including $0.4, $0.3, $0.8 and $0.9 to founding members, respectively)	15.7	15.6	45.7	45.1
Administrative and other costs	5.4	4.3	15.5	14.1
Administrative fee—managing member	2.8	2.6	9.8	10.2
Depreciation and amortization	5.0	5.1	14.9	14.0

Total	65.6	62.0	192.5	181.6

OPERATING INCOME	78.1	74.0	140.4	139.2

NON-OPERATING EXPENSES:
Interest on borrowings	14.3	13.9	42.7	35.3
Change in derivative fair value	0.6	1.9	0.2	2.7
Loss on swap terminations	—	—	26.7	—
Other non-operating expense	—	1.5	2.4	1.6

Total	14.9	17.3	72.0	39.6

INCOME BEFORE INCOME TAXES	63.2	56.7	68.4	99.6

Income tax expense	0.3	0.1	0.5	0.3

NET INCOME	$62.9	$56.6	$67.9	$99.3

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Quarter Ended September 27, 2012	Quarter Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
NET INCOME	$62.9	$56.6	$67.9	$99.3
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on cash flow hedges	2.1	(4.6)	32.9	(4.4)

COMPREHENSIVE INCOME	$65.0	$52.0	$100.8	$94.9

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67.9	$99.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.9	14.0
Non-cash share-based compensation	3.6	3.1
Net unrealized loss on hedging transactions	0.2	2.7
Amortization of debt issuance costs	2.1	1.7
Write-off of debt issuance costs	2.5	1.5
Loss on swap terminations	26.7	—
Payment for swap terminations	(40.2)	—
Changes in operating assets and liabilities:
Receivables, net	(29.8)	4.0
Accounts payable and accrued expenses	4.8	2.7
Amounts due to founding members and managing member	(2.8)	(2.2)
Other, net	(0.3)	—

Net cash provided by operating activities	49.6	126.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7.6)	(9.0)
Payment from founding members for intangible assets	0.2	—
Purchases of intangible assets from an affiliate	(7.2)	(14.7)

Net cash used in investing activities	(14.6)	(23.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	491.0	298.0
Repayments of borrowings	(435.0)	(300.3)
Payment of debt issuance costs	(8.5)	(9.1)
Founding members integration payments	—	1.9
Distributions to founding members and managing member	(86.2)	(104.1)
Unit settlement for share-based compensation	2.1	5.4

Net cash used in financing activities	(36.6)	(108.2)

CHANGE IN CASH AND CASH EQUIVALENTS	(1.6)	(5.1)
CASH AND CASH EQUIVALENTS:
Beginning of period	9.2	13.8

End of period	$7.6	$8.7

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with equity (equity returned)	$10.1	$(5.5)
Increase in cost method investment	$0.6	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$33.7	$30.0
Cash paid for income taxes	$0.5	$0.3

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC” or “the Company”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”) and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising and Fathom Events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements referred to in this document as “network affiliates”, which expire at various dates.

At September 27, 2012, NCM LLC had 111,997,986 common membership units outstanding, of which 54,466,410 ( 48.6%) were owned by NCM, Inc., 22,113,150 (19.7%) were owned by Regal, 18,094,644 (16.2%) were owned by Cinemark and 17,323,782 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients.

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

Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and interest rate swaps. Actual results could differ from those estimates.

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

Segment Reporting— Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Fathom Events is an operating segment under ASC 280, but does not meet the quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 8-Segment Reporting.

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. At September 27, 2012, there were two customers representing approximately 10.3% and 14.2%, respectively of the Company’s outstanding gross receivable balance. At December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 15% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of total revenue. During the three months ended September 27, 2012, the Company had one customer which accounted for 14.0% of revenue.

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

Share-Based Compensation—NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation expense of restricted stock is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on the restricted stock and are paid when the shares vest. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares. For the quarter and nine months ended September 27, 2012, NCM Inc. acquired 19,967 and 531,805 units, respectively, due to the vesting of restricted stock and exercise of stock options and contributed $0.2 million and $2.1 million to NCM LLC for the quarter and nine months ended September 27, 2012, respectively.

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

The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services.

3. RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions – Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

Included in the Condensed Statements of Income:	Quarter Ended September 27, 2012	Quarter Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$10.0	$10.5	$29.9	$29.4
Advertising inventory revenue (included in Advertising revenue) (2)	—	0.1	0.1	0.2
Operating expenses:
Revenue share from Fathom Events (included in Fathom Events operating costs) (3)	0.8	1.5	3.8	6.0
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (4)	0.2	0.6	0.4	0.9
Theatre access fee (5)	16.3	15.2	48.3	42.1
Purchase of movie tickets and concession products (included in Selling and marketing costs) (4)	0.4	0.3	0.8	0.9
Administrative fee—managing member (6)	2.8	2.6	9.8	10.2

(1)	For the quarters and nine months ended September 27, 2012 and September 29, 2011, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	The values of such purchases are calculated by reference to NCM LLC’s advertising rate card.
(3)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(4)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business Events customers.
(5)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(6)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Operations Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

Included in the Condensed Balance Sheets:	As of September 27, 2012	As of December 29, 2011
Prepaid administrative fees to managing member (1)	$0.8	$1.0
Integration payments (included in intangible assets) (2)	—	0.7

(1)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(2)	On April 30, 2008, Regal acquired Consolidated Theatres and NCM LLC issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the quarters ended September 27, 2012 and September 29, 2011 and the nine months ended September 27, 2012 and September 29, 2011 are as follows (in millions):

	Quarter Ended September 27, 2012	Quarter Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
AMC	$10.1	$10.1	$16.8	$18.6
Cinemark	10.7	10.1	17.6	18.7
Regal	12.9	12.8	21.5	23.6
NCM, Inc.	32.1	31.3	53.0	57.7

Total	$65.8	$64.3	$108.9	$118.6

The mandatory distributions of available cash by NCM LLC to its founding members for the quarter ended September 27, 2012 of $33.7 million is included in amounts due to founding members on the condensed balance sheets at September 27, 2012 and will be made in the fourth quarter of 2012. The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended September 27, 2012 of $32.1 million is included in amounts due to managing member on the condensed balance sheets at September 27, 2012 and will be made in the fourth quarter of 2012.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members at September 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.5	$0.9	$2.0
Cost and other reimbursement	(0.2)	(0.3)	(0.1)	(0.6)
Distributions payable	10.1	10.7	12.9	33.7

Total	$10.5	$10.9	$13.7	$35.1

Amounts due to founding members at December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	$6.8	$8.5	$22.0

Amounts due to/from managing member were comprised of the following (in millions):

	As of September 27, 2012	As of December 29, 2011
Distributions payable	$32.1	$21.0
Cost and other reimbursement	(4.0)	0.2

Total	$28.1	$21.2

Related Party Affiliates — NCM LLC enters into network affiliate agreements and Fathom agreements with network affiliates for NCM LLC to provide in-theatre advertising and Fathom Events at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

Following is a summary of advertising operating costs in the Condensed Statements of Income between the Company and its related party affiliates (in millions):

Related Party Affiliate	Quarter Ended September 27, 2012	Quarter Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
Starplex (1)	$1.2	$1.0	$2.5	$2.1
Showplex (2)	0.1	0.1	0.3	0.1
Other (3)	0.1	0.1	0.3	0.2

Total	$1.4	$1.2	$3.1	$2.4

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Condensed Balance Sheets (in millions):

Related Party Affiliate	As at September 27, 2012	As at December 29, 2011
Starplex (1)	$1.1	$0.7
Showplex (2)	0.1	0.1
Other (3)	0.2	0.1

Total	$1.4	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Showplex Cinemas, Inc. (“Showplex”) is an affiliate of one of NCM, Inc.’s directors.
(3)	Other affiliates include LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

4. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of September 27, 2012 and December 29, 2011 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	September 27, 2012	December 29, 2011	Maturity Date		Interest Rate
Revolving Credit Facility	$25.0	$44.0	April 27, 2017	(a)	(b)
Term Loan	225.0	550.0	February 13, 2015		(b)
Senior Unsecured Notes	200.0	200.0	July 15, 2021		7.875%
Senior Secured Notes	400.0	—	April 15, 2022		6.000%

Total	$850.0	$794.0

(a)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(b)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— NCM LLC’s senior secured credit facility consists of a $119.0 million revolving credit facility and a $225.0 million term loan. The obligations under the facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility— The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

NCM LLC’s total availability under the revolving credit facility is $119.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the revolving credit facility termination date of December 31, 2014. On April 27, 2012, the Company entered into an amendment to its senior secured credit facility (the “Amendment”) which resulted in the maturity of the remaining $105.0 million available under the revolving credit facility to be extended to April 27, 2017, subject to acceleration if the term loan under the credit facility is not repaid, refinanced or extended by December 31, 2014. The Amendment became effective upon the completion of the private placement of the Senior Secured Notes (defined and discussed below) on April 27, 2012.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). In connection with the Amendment, the applicable margins on the $105.0 million portion of the revolving credit facility increased by 75 basis points based upon the then current senior secured leverage ratio to the LIBOR index plus 2.25% or the base rate plus 1.25%. The margin on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of September 27, 2012 was 2.55%.

Term Loan— The term loan bears interest at the Company’s option of either the LIBOR index plus 1.50% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 0.50%. The interest rate on the term loan was lowered from the LIBOR index plus 1.75% and the base rate plus 0.75% in the first quarter of 2011 due to an upgrade in the corporate credit rating by the credit agencies specified in the facility. The weighted-average interest rate on the term loan as of September 27, 2012 was 1.90% without giving effect to the interest rate swaps. As of September 27, 2012, interest rate swaps resulted in the entire $225.0 million term loan having a fixed annual interest rate of 6.484% (both those accounted for as hedges and those that are not). Interest payments are made quarterly. See Note 7- Derivative Instruments and Hedging Activities for further discussion of the interest rate swaps. In connection with the Amendment and the private placement of $400.0 million of Senior Secured Notes (defined below) on April 27, 2012, the Company paid down its term loan by $325.0 million, reducing the balance from $550.0 million to $225.0 million. During the nine months ended September 27, 2012, the Company recorded a non-cash charge of $2.5 million for the write-off of net deferred issuance costs associated with the payment on the term loan.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at September 27, 2012, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of September 27, 2012, the Company’s consolidated net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of September 27, 2012.

Senior Secured Notes due 2022— On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the Company expects the exchange offering to be completed in November 2012. The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of September 27, 2012.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $34.4 million over the remaining terms of the network affiliate agreements. As of September 27, 2012 and December 29, 2011, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

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

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of September 27, 2012		As of December 29, 2011
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loan	$225.0	$225.1	$550.0	$530.6
Senior Unsecured Notes	200.0	218.5	200.0	198.4
Senior Secured Notes	400.0	420.0	—	—

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of September 27, 2012 or December 29, 2011 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.2 million as of September 27, 2012 and December 29, 2011, respectively.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$0.2	$0.2	$—	$—

Total assets	$0.2	$0.2	$—	$—

LIABILITIES:
Current portion of interest rate swap agreements (2)	$10.5	$—	$10.5	$—
Interest rate swap agreements (2)	14.1	—	14.1	—

Total liabilities	$24.6	$—	$24.6	$—

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current portion of interest rate swap agreements (2)	$24.0	$—	$24.0	$—
Interest rate swap agreements (2)	46.8	—	46.8	—

Total liabilities	$70.8	$—	$70.8	$—

(1)	Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value.
(2)	Interest Rate Swap Agreements—The carrying amount and fair value of the interest rate swap agreements are equivalent since the Company accounts for these instruments at fair value. The interest rate swap agreements are valued using third party broker quotes. The value of the Company’s interest rate swap agreements is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Refer to Note 7-Derivative Instruments and Hedging Activities.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of September 27, 2012 and December 29, 2011, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

		Fair Value of Derivative Liability as of
	Balance Sheet Location	September 27, 2012	December 29, 2011
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$5.2	$18.0
Interest rate swap agreements	Other Liabilities	7.0	35.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	5.3	6.0
Interest rate swap agreements	Other Liabilities	7.1	11.7

Total derivatives		$24.6	$70.8

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

On April 27, 2012, the Company amended its existing interest rate swap agreements terminating a notional amount of $325.0 million (the aggregate amount of the term loan prepayment) such that 100% of the Company’s interest rate exposure relating to the remaining $225.0 million term loan debt balance remains hedged at 6.484%. Since the forecasted transactions, or quarterly interest payments, on the $325.0 million term loan prepayment are no longer probable of occurring, the Company discontinued cash flow hedge accounting on those swaps and reclassified the corresponding outstanding balance in Accumulated Other Comprehensive Income (“AOCI”) related to those interest rate swaps into earnings. For the nine months ended September 27, 2012, the Company recorded a loss in its Condensed Statements of Income of approximately $26.7 million related to the partial swap terminations.

The swaps were terminated ratably among the four counterparties, however, the Company’s cash flow hedge accounting designation for each swap was pegged to varying balances of the underlying term loan. If after the partial swap terminations, an interest rate swap remained outstanding and the underlying term loan designated for cash flow hedge accounting was paid down, cash flow hedge accounting was discontinued because the underlying debt instrument is no longer outstanding and the interest payments are no longer probable of occurring. Any future changes to the fair value of these interest rate swaps will be recorded as a change in derivative fair value in the Condensed Statements of Income.

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

During the periods presented, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty. In connection with the swap terminations in April 2012, the entire balance of this swap was terminated and the remaining balance in AOCI of $3.5 million was reclassified into earnings during the second quarter of 2012.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

For the interest rate swaps that were partially terminated and still have remaining amounts outstanding under the interest rate swap agreements and the underlying term loan remains outstanding, the Company has continued to elect cash flow hedge accounting. Since the instruments were determined to be effective at September 27, 2012 and December 29, 2011, changes to the fair value of the interest rate swaps were recorded within Other Comprehensive Income. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

The effect of derivative instruments with cash flow hedge accounting on the condensed financial statements for the quarters ended September 27, 2012 and September 29, 2011 and nine months ended September 27, 2012 and September 29, 2011 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax)				Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Quarters Ended		Nine Months Ended		Quarters Ended		Nine Months Ended
	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011
Interest Rate Swaps	$0.8	$(9.8)	$24.6	$(19.4)	$(1.3)	$(5.2)	$(8.3)	$(15.0)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed financial statements for the quarters ended September 27, 2012 and September 29, 2011 and nine months ended September 27, 2012 and September 29, 2011 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Quarters Ended		Nine Months Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011
Realized loss on derivative instruments	Interest on borrowings	$(1.3)	$(1.8)	$(4.3)	$(5.0)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	0.7	(1.6)	2.2	(1.8)
Amortization of AOCI on discontinued cash flow hedges	Change in derivative fair value	(1.3)	(0.3)	(2.4)	(0.9)

Total		$(1.9)	$(3.7)	$(4.5)	$(7.7)

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8. SEGMENT REPORTING

Advertising revenue accounted for 96.0%, 93.5%, 91.8% and 88.8% of revenue for the quarters ended September 27, 2012 and September 29, 2011, and the nine months ended September 27, 2012 and September 29, 2011, respectively. The following tables present revenue less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

	Quarter Ended September 27, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$138.0	$5.7	$—	$143.7
Operating costs	27.3	4.5	4.9	36.7
Selling and marketing costs	14.7	0.5	0.5	15.7
Administrative and other costs	0.7	0.2	7.3	8.2
Depreciation and amortization	—	—	5.0	5.0

Operating income (loss)	$95.3	$0.5	$(17.7)	$78.1

	Quarter Ended September 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$127.2	$8.8	$—	$136.0
Operating costs	23.6	6.4	4.4	34.4
Selling and marketing costs	13.2	2.2	0.2	15.6
Administrative and other costs	0.3	0.2	6.4	6.9
Depreciation and amortization	—	—	5.1	5.1

Operating income (loss)	$90.1	$—	$(16.1)	$74.0

	Nine Months Ended September 27, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$305.6	$27.3	$—	$332.9
Operating costs	72.0	20.0	14.6	106.6
Selling and marketing costs	40.5	3.3	1.9	45.7
Administrative and other costs	2.1	0.6	22.6	25.3
Depreciation and amortization	—	—	14.9	14.9

Operating income (loss)	$191.0	$3.4	$(54.0)	$140.4

	Nine Months Ended September 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$284.9	$35.9	$—	$320.8
Operating costs	59.9	24.7	13.6	98.2
Selling and marketing costs	37.0	6.3	1.8	45.1
Administrative and other costs	0.9	0.6	22.8	24.3
Depreciation and amortization	—	—	14.0	14.0

Operating income (loss)	$187.1	$4.3	$(52.2)	$139.2

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of revenues by category (in millions):

	Quarter Ended September 27, 2012	Quarter Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
National advertising revenue	$104.8	$92.2	$222.3	$198.2
Local advertising revenue	23.2	24.5	53.4	57.3
Founding member advertising revenue from beverage concessionaire agreements	10.0	10.5	29.9	29.4
Fathom Consumer revenue	4.9	4.4	23.0	24.4
Fathom Business revenue	0.8	4.4	4.3	11.5

Total revenue	$143.7	$136.0	$332.9	$320.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with officers, managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location, as well as our operating cash flow and related financial leverage and revolving credit facility to ensure that there is adequate cash availability to fund our debt obligations.

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

(In millions, except per share and per attendee data)	Three Months Ended		Nine Months Ended
	Sept. 27, 2012	Sept. 29, 2011	Sept. 27, 2012	Sept. 29, 2011
Revenue	$143.7	$136.0	$332.9	$320.8
Operating income	$78.1	$74.0	$140.4	$139.2
Adjusted OIBDA	$85.1	$80.0	$162.9	$161.3
Adjusted OIBDA margin	59.2%	58.8%	48.9%	50.3%
Net income attributable to NCM, Inc.	$16.7	$16.8	$13.9	$24.8
Net income per NCM, Inc. basic share	$0.31	$0.31	$0.26	$0.46
Net income per NCM, Inc. diluted share	$0.30	$0.31	$0.25	$0.45
Total advertising revenue	$138.0	$127.2	$305.6	$284.9
Total theatre attendance	175.2	180.3	519.2	489.1
Total advertising revenue per attendee	$0.788	$0.705	$0.589	$0.582
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.731	$0.647	$0.531	$0.522
Total local advertising revenue per attendee	$0.132	$0.136	$0.103	$0.117

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect the Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. Regal made Consolidated Theatres payments to NCM LLC through June 2011 pursuant to the ESAs, which was $0.8 million for the nine months ended September 29, 2011.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2012	Sept. 29, 2011	Sept. 27, 2012	Sept. 29, 2011
Operating income	$78.1	$74.0	$140.4	$139.2
Depreciation and amortization	5.0	5.1	14.9	14.0

OIBDA	83.1	79.1	155.3	153.2
Share-based compensation costs (1)	2.0	0.9	7.6	8.1

Adjusted OIBDA	$85.1	$80.0	$162.9	$161.3

Total Revenue	$143.7	$136.0	$332.9	$320.8

Adjusted OIBDA margin	59.2%	58.8%	48.9%	50.3%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited condensed financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.0 million, $0.3 million, $3.6 million, and $3.1 million for the three months ended September 27, 2012 and September 29, 2011 and the nine months ended September 27, 2012 and September 29, 2011, respectively.

Basis of Presentation

The results of operations data for the three and nine months ended September 27, 2012 and September 29, 2011 were derived from the unaudited condensed financial statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended September 27, 2012 and September 29, 2011

Revenue. Total revenue increased $7.7 million, or 5.7%, from $136.0 million for the three months ended September 29, 2011 to $143.7 million for the three months ended September 27, 2012. The increase was driven by an increase in total advertising revenue of $10.8 million, or 8.5%, from $127.2 million for the three months ended September 29, 2011 to $138.0 million for the three months ended September 27, 2012. The increase was partially offset by a decrease in Fathom Events revenue of $3.1 million, or 35.2%, from $8.8 million for the three months ended September 29, 2011 to $5.7 million for the three months ended September 27, 2012 which was primarily due to the wind-down of our Fathom Business Events division in early 2012. Total advertising revenue (including beverage revenue) per attendee for the three months ended September 27, 2012 increased 11.8% from the three months ended September 29, 2011. Total advertising revenue per attendee (excluding beverage revenue) for the three months ended September 27, 2012 increased 12.9% over the same period in 2011. The following is a summary of revenue by category (in millions).

	Three Months Ended		% Change Q3’11 to Q3’12
	September 27, 2012	September 29, 2011

National advertising revenue	$104.8	$92.2	13.7%
Local advertising revenue	23.2	24.5	-5.3%
Founding member advertising revenue from beverage concessionaire agreements	10.0	10.5	-4.8%
Fathom Consumer revenue	4.9	4.4	11.4%
Fathom Business revenue	0.8	4.4	-81.8%

Total Revenue	$143.7	$136.0	5.7%

National advertising revenue. National advertising revenue (including beverage revenue from founding members) increased $12.1 million, or 11.8%, from $102.7 million for the three months ended September 29, 2011 to $114.8 million for the three months ended September 27, 2012. Excluding beverage revenue from our founding members, national advertising revenue increased $12.6 million, or 13.7%, from $92.2 million for the three months ended September 29, 2011 to $104.8 million for the three months ended September 27, 2012. The increase was due primarily to an increase in inventory utilization from approximately 120% in the third quarter of 2011 to 136% in the third quarter of 2012. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. Inventory utilization increased beyond the Company’s normal sell-out levels during the quarter primarily due to a two-minute ad which ran during most of the quarter across all movies except G-rated movies. This ad and some additional advertising spend came from one of our telecommunications clients, which was the largest contract in the Company’s history and represented approximately 14.0% of the Company’s total revenue in the third quarter of 2012. National advertising revenue also increased due to an increase in national advertising CPM’s (excluding beverage revenue) of 0.8%. In addition, national advertising revenue increased due to an increase in online and mobile revenue of $0.9 million, or 126.9%. These increases to national advertising revenue were partially offset by a decrease in total attendance of 2.8% in the third quarter of 2012, compared to the third quarter of 2011 and a decrease in content partner revenue in the quarter of $2.6 million, or 10.6%. Founding members’ advertising revenue from beverage concessionaire agreements decreased 4.8% due to a decrease in founding member attendance during the third quarter of 2012 compared to the third quarter of 2011.

Local advertising revenue. Local advertising revenue decreased $1.3 million, or 5.3%, from $24.5 million for the three months ended September 29, 2011 to $23.2 million for the three months ended September 27, 2012. The Company’s number of local advertising contracts increased 1.4%, while the average contract value decreased 6.4% due to a decrease in the average contract value of larger regional clients and nationally recognized clients (both of which generally have higher average contract values) placing ads locally. Local revenue per theatre attendee decreased 2.9% as a result of the decrease in local advertising revenue.

Fathom Events revenue. Fathom Events revenue decreased $3.1 million, or 35.2%, from $8.8 million for the three months ended September 29, 2011 to $5.7 million for the three months ended September 27, 2012. The decrease was due to a decrease in Fathom Business Events revenue of $3.6 million as this division was wound-down during the first quarter of 2012. The decrease was partially offset by an increase in Fathom Consumer Events revenue of $0.5 million, or 11.4%, from $4.4 million for the three months ended September 29, 2011 to $4.9 million for the three months ended September 27, 2012. The increase in Fathom Consumer Events revenue was driven by an increase in revenue per event site of nearly 87% in the third quarter of 2012 compared to the third quarter of 2011 as the Company’s number of total events decreased 50%, but the events that occurred generated higher revenue per event.

Operating expenses. Total operating expenses increased $3.6 million, or 5.8%, from $62.0 million for the three months ended September 29, 2011 to $65.6 million for the three months ended September 27, 2012. Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs increased $2.6 million, or 31.0%, from $8.4 million for the three months ended September 29, 2011 to $11.0 million for the three months ended September 27, 2012. The increase was primarily due to a $2.4 million increase in affiliate advertising payments. The increase in affiliate advertising payments was driven by a 32.3% increase in the number of average affiliate screens in the third quarter of 2012, compared to the third quarter of 2011 as well as the increase in national advertising revenue. As a percentage of total network screens, affiliate screens increased from 17.0% as of September 29, 2011 to 21.2% as of September 27, 2012.

Fathom Events operating costs. Fathom Events operating costs decreased $1.9 million, or 29.7%, from $6.4 million for the three months ended September 29, 2011 to $4.5 million for the three months ended September 27, 2012. The decrease was due to a decrease in costs associated with the Fathom Business Events division which declined $2.1 million as this division was wound-down in the first quarter of 2012.

Network costs. Network costs of $4.9 million for the quarter ended September 27, 2012 increased $0.5 million, or 11.4%, from $4.4 million for the quarter ended September 29, 2011 primarily due to a 5.1% increase in the average number of total network screens during the third quarter of 2012 compared to the third quarter of 2011, an increase in stock compensation expense of $0.1 million and an increase in other personnel related costs of $0.3 million.

Theatre access fees. Theatre access fees increased $1.1 million, or 7.2%, from $15.2 million for the three months ended September 29, 2011 to $16.3 million for the three months ended September 27, 2012. The increase was due in part to contractual rate increases specified in the ESA, including an annual 5% rate increase per digital screen and an 8% increase in the payment per patron fee which occurs every five years with the first such increase taking effect in 2012. In addition, payments to our founding members to obtain access to higher quality digital cinema equipment increased due to a higher number of founding member theatres equipped with this technology. As of September 27, 2012, 81.4% of our founding member screens were showing advertising on digital cinema projectors versus 48.7% as of September 29, 2011. These increases to theatre access fees were partially offset by a 6.2% decrease in founding member attendance in the third quarter of 2012, compared to the third quarter of 2011.

Selling and marketing costs. Selling and marketing costs increased $0.1 million, or 0.1%, from $15.6 million for the three months ended September 29, 2011 to $15.7 million for the three months ended September 27, 2012. This increase was primarily due to an increase in advertising related selling and marketing costs of $1.6 million and an increase in stock based compensation of $0.3 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $1.7 million. Advertising related selling and marketing costs increased due to greater online publisher expenses related to greater online and mobile revenue, higher promotional costs and an increase in sales bonus expense. The decrease in Fathom selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative costs were $5.4 million for the quarter ended September 27, 2012 compared to $4.3 million for the quarter ended September 29, 2011, an increase of $1.1 million or 25.6%. The increase was primarily due to an increase of $0.5 million increase in salary and bonus expense and a $0.6 million increase in professional service fees.

Administrative fee – managing member. Administrative fee-managing member for the quarter ended September 27, 2012 was $2.8 million compared to $2.6 million for the quarter ended September 29, 2011, an increase of $0.2 million, or 7.7%, primarily due to an increase in payroll and share based compensation. Amounts recorded are based on the terms of the management service agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense remained flat at $5.0 million for the three months ended September 27, 2012, compared to $5.1 million for the three months ended September 29, 2011 as our fixed and intangible assets remained relatively consistent year-over-year.

Net income. Net income increased $6.3 million, or 11.1%, from $56.6 million for the three months ended September 29, 2011 to $62.9 million for the three months ended September 27, 2012. This increase was due primarily to an increase in operating income of $4.1 million, as described further above, a decrease of $1.5 million in other non-operating expense due to the absence of a write-off of debt issuance costs incurred in the third quarter of 2011 and a decrease of $1.3 million for the charge associated with the change in fair value of interest rate swaps on our senior secured credit facility.

Nine Months Ended September 27, 2012 and September 29, 2011

Revenue. Total revenue increased $12.1 million, or 3.8%, from $320.8 million for the nine months ended September 29, 2011 to $332.9 million for the nine months ended September 27, 2012. The increase was driven by an increase in total advertising revenue of $20.7 million, or 7.3%, from $284.9 million for the nine months ended September 29, 2011 to $305.6 million for the nine months ended September 27, 2012. The increase was partially offset by a decrease in Fathom Events revenue of $8.6 million, or 24.0%, from $35.9 million for the nine months ended September 29, 2011 to $27.3 million for the nine months ended September 27, 2012. Total advertising revenue (including beverage revenue) per attendee for the nine months ended September 27, 2012 increased 1.0% from the nine months ended September 29, 2011. Total advertising revenue per attendee (excluding beverage revenue) for the nine months ended September 27, 2012 increased 1.7% over the same period in 2011. The following is a summary of revenue by category (in millions).

	Nine Months Ended		% Change YTD 9/29/11 to YTD 9/27/12
	September 27, 2012	September 29, 2011

National advertising revenue	$222.3	$198.2	12.2%
Local advertising revenue	53.4	57.3	-6.8%
Founding member advertising revenue from beverage concessionaire agreements	29.9	29.4	1.7%
Fathom Consumer revenue	23.0	24.4	-5.7%
Fathom Business revenue	4.3	11.5	-62.6%

Total Revenue	$332.9	$320.8	3.8%

National advertising revenue. National advertising revenue (including beverage revenue from founding members) increased $24.6 million, or 10.8%, from $227.6 million for the nine months ended September 29, 2011 to $252.2 million for the nine months ended September 27, 2012. Excluding beverage revenue, national advertising revenue increased $24.1 million, or 12.2%, from $198.2 million for the nine months ended September 29, 2011 to $222.3 million for the nine months ended September 27, 2012. The increase was primarily due to an increase in inventory utilization from 96.7% for the nine months ended September 29, 2011 to 101.4% for the nine months ended September 27, 2012 on a 6.2% increase in theatre network attendance over the same nine-month period. This increase in national advertising revenue was offset by a 1.9% decrease in national advertising CPM’s (excluding beverage revenue) during the current nine-month period.

Local advertising revenue. Local advertising revenue decreased $3.9 million, or 6.8% from $57.3 million for the nine months ended September 29, 2011 to $53.4 million for the nine months ended September 27, 2012. The Company’s total number of local advertising contracts increased 3.1%, while the average contract value decreased 9.4% due to a decrease in the number of larger regional clients and nationally recognized clients (both of which generally have higher average contract values) placing ads locally. Local revenue per theatre attendee for the nine months ended September 27, 2012 decreased 12.0% due to the local advertising revenue decrease and a theatre network attendance increase of 6.2%.

Fathom Events revenue. Fathom Events revenue decreased $8.6 million, or 24.0%, from $35.9 million for the nine months ended September 29, 2011 to $27.3 million for the nine months ended September 27, 2012. The decrease was primarily due to a decrease in Fathom Business Events revenue of $7.2 million related to the wind-down of the Fathom Business Events division during the first quarter of 2012. The Fathom Consumer Events revenue decreased $1.4 million, or 5.7%, due to a decrease of 2.0% in revenue per event site and a 3.4% decrease in the number of events held during the nine months ended September 27, 2012 compared to the same period in 2011.

Operating expenses. Total operating expenses increased $10.9 million, or 6.0%, from $181.6 million for the nine months ended September 29, 2011 to $192.5 million for the nine months ended September 27, 2012. Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs increased $5.9 million, or 33.1%, from $17.8 million for the nine months ended September 29, 2011 to $23.7 million for the nine months ended September 27, 2012. This increase was primarily the result of a $5.5 million increase in payments made to our advertising affiliates primarily due to an increase in network affiliate screens as well as the increase in national advertising revenue (excluding beverage revenue). The increase in affiliate advertising payments was driven by a 39.0% increase in the number of average affiliate screens in the first nine months of 2012, compared to the same period in 2011. As a percentage of total network screens, affiliate screens increased from 17.0% as of September 29, 2011 to 21.2% as of September 27, 2012.

Fathom Events operating costs. Fathom Events operating costs decreased $4.7 million, or 19.0%, from $24.7 million for the nine months ended September 29, 2011 to $20.0 million for the nine months ended September 27, 2012. The decrease was primarily due to a decrease in costs associated with the Fathom Business Events division which declined $4.0 million as this division was wound-down in the first quarter of 2012. This decrease was partially offset by an increase of $0.6 million related to the Fathom Consumer Events division due primarily to an increase of $0.4 million in content split payments to content partners which was related to the increased revenue in the period.

Network costs. Network costs of $14.6 million for the nine months ended September 27, 2012 increased $1.0 million or 7.4% from $13.6 million for the nine months ended September 29, 2011. The increase was primarily due to a 6.5% increase in the average number of total network screens during the first nine months of 2012 compared to the same period in 2011, an increase in stock compensation expense of $0.2 million and an increase in other personnel related costs of $0.4 million.

Theatre access fees. Theatre access fees increased $6.2 million, or 14.7%, from $42.1 million for the nine months ended September 29, 2011 to $48.3 million for the nine months ended September 27, 2012. The increase was due in part to contractual rate increases specified in the ESA, including an annual 5% rate increase per digital screen and an 8% increase in the payment per patron fee which occurs every five years with the first such increase taking effect in 2012. Theatre access fees also rose due to founding member attendance increasing by 1.6% during the first nine months of 2012 compared to the same period in 2011. In addition, payments to our founding members to obtain access to higher quality digital cinema equipment increased due to a higher number of founding member theatres equipped with this technology. As of September 27, 2012, 81.4% of our founding member screens were showing advertising on digital cinema projectors versus 48.7% as of September 29, 2011.

Selling and marketing costs. Selling and marketing costs increased $0.6 million, or 1.3%, from $45.1 million for the nine months ended September 29, 2011 to $45.7 million for the nine months ended September 27, 2012. This increase was primarily due to an increase in various advertising related sales, marketing, and research costs, partially offset by lower costs associated with marketing the Fathom Business Events division due to the wind-down of the division in the first quarter of 2012.

Administrative and other costs. Administrative and other costs increased $1.4 million to $15.5 million for the nine months ended September 27, 2012 million compared to $14.1 million for the 2011 period. The 9.9% increase is primarily due to an increase of $1.1 million in salary, bonus, recruiting and health costs, an increase of $0.2 million in share based compensation costs, an increase of $0.3 million in professional services, partially offset by a decrease of $0.2 million in contract labor costs.

Administrative fee – managing member. Administrative fee-managing member for the nine months ended September 27, 2012 was $9.8 million compared to $10.2 million for the nine months ended September 29, 2011, a decrease of 3.9%. Amounts recorded are based on the terms of the management service agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 6.4%, from $14.0 million for the nine months ended September 29, 2011 to $14.9 million for the nine months ended September 27, 2012 primarily from increased amortization expense recognized on intangible assets for new network affiliate agreements added during late 2011 and 2012.

Net income. Net income decreased $31.4 million, or 31.6%, from $99.3 million for the nine months ended September 29, 2011 to $67.9 million for the nine months ended September 27, 2012. The decrease was due primarily to a $26.7 million loss on the termination of a portion of our interest rate swap agreements associated with the portion of our term loan that was paid down during the second quarter of 2012 with the proceeds from the issuance of Senior Secured Notes. Additionally, the decrease in net income was due to a $7.4 million increase in interest on borrowings due primarily to the issuance of the Senior Unsecured Notes in July 2011 and to a lesser extent the issuance of our Senior Secured Notes in April 2012, a $0.8 million increase in other non-operating expenses due primarily to the write-off of unamortized debt issuance costs on the term loan. These decreases were partially offset by a $2.5 million decrease in the charge related to the change in derivative fair value. The change in derivative fair value resulted in a $0.2 million pre-tax non-cash charge for the nine months ended September 27, 2012 compared to $2.7 million for the nine months ended September 29, 2011, due to the change in the fair value of interest rate hedges associated with our senior secured credit facility.

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

Since September 29, 2011, we added several new affiliate theatres to our national network including: Ayersley Theatre Operators, Coming Attractions Theatres, Inc., Dickinson Theatres, Inc., Far Away Entertainment, Goodrich Quality Theatres, King Theatres Circuit LLC, Loeks Theatres, Inc. (Celebration! Cinema), O’Neil Entertainment Group, Odyssey Entertainment, Inc. (CineMagic Theatres), I.T.B.S. (Southeast Cinemas), Star Cinema Grill, Texas Cinemas, Corp. and United Entertainment Corp, and in the fourth quarter of 2012 we have contracted to add Fairchild Cinemas, Inc., Rocky Mountain Cinemas, Inc. d.b.a. Aurora Cinema Grill, Kerasotes ICON Theatres and we are discussing network affiliate relationships with other theatre circuits that could be added during 2013 and in later years. In total, these contracted new founding member and affiliate theatres that have joined our network subsequent to September 29, 2011 are expected to add approximately 36 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 504 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2012 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2012 and in 2011, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2012 and for the foreseeable future.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8%

every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business; this additional fee increased in 2012 and will continue to increase in 2013 as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of September 27, 2012, 72.1% of our network screens were showing advertising on digital cinema projectors versus 45.8% as of September 29, 2011.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients.

On April 27, 2012 we amended our senior secured credit facility agreement and completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes due 2022. A portion of the proceeds were used to prepay $325.0 million of outstanding term loan borrowings under our senior secured credit facility, approximately $25.0 million of outstanding debt under our revolving credit facility and $40.2 million to terminate the swap agreements associated with the term loan borrowings. In conjunction with this bond placement we also restructured our senior secured credit facility to extend the maturity of $105.0 million of our revolving credit facility through April 2017, subject to acceleration if the term loan is not repaid, refinanced or extended by December 31, 2014. In addition, the interest rate margin on the revolving credit facility increased by 75 basis points and the covenants were amended to permit the issuance of the Senior Secured Notes. As a result of these transactions, we have extended the average maturities of our debt by over three years as well as increased our liquidity, as discussed in detail below. As a result of the debt restructurings in July 2011 and April 2012, our interest expense on borrowings is projected to increase approximately $8.1 million for 2012 compared to 2011.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 27, 2012, our cash and cash equivalents balance was $7.6 million, a decrease of $1.6 million compared to the balance of $9.2 million as of December 29, 2011. The cash and cash equivalents balance at September 27, 2012, combined with $94.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $101.6 million, or a $17.4 million increase versus December 29, 2011. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to our founding members and managing member, interest payments on our term loan, the Senior Secured Notes and Senior Unsecured Notes and principal payments on debt. Compared to the balance at September 29, 2011 of $8.7 million, our cash and cash equivalents balance as of September 27, 2012 decreased $1.1 million. Our total liquidity availability decreased $2.1 million to $101.6 million at September 27, 2012 compared to $103.7 million at September 29, 2011.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	Sept. 27, 2012	Sept. 29, 2011
Operating cash flow	$49.6	$126.8
Investing cash flow	$(14.6)	$(23.7)
Financing cash flow	$(36.6)	$(108.2)

•

Operating Activities. The decrease in cash provided by operating activities for the nine months ended September 27, 2012 versus the nine months ended September 29, 2011 was primarily due to the payment of $40.2 million for partial interest rate swap terminations and an increase in interest on borrowings.

•

Investing Activities. The cash used for investing cash flows for the nine months ended September 27, 2012 decreased compared to the level of investing cash flow for the nine months ended September 29, 2011. The increase was due to a $7.5 million decrease in the use of cash for payments made to new affiliates and lower capital expenditures of $1.4 million.

•

Financing Activities. Cash used in financing activities decreased by $71.6 million during the nine months ended September 27, 2012 compared to the nine months ended September 29, 2011. The decrease in cash used was due primarily to an increase in cash proceeds from borrowings, net of payments, of $58.3 million related to the issuance of the Senior Secured Notes during the period and a $17.9 million decrease in distributions to our founding members and managing member.

Sources of capital and capital requirements. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility and cash on hand. Refer to the audited condensed financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2011 for a detailed discussion of the debt transactions in the third quarter of 2011 and Note 4-Borrowings to the unaudited condensed financial statements included in Item 1 of this Form 10-Q for a detailed discussion of the debt transactions in the second quarter of 2012.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows can be impacted by the seasonality in advertising, interest on borrowings and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended September 27, 2012 was $65.8 million.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during the second quarter of 2012 and as a result has extended the average maturity of its debt by over three years and increased its liquidity, while not meaningfully impacting free cash flow.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2011 and incorporated by reference herein. As of September 27, 2012, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed financial statements.

Related-Party Transactions

For a discussion of related-party transactions, see the information provided under Note 3-Related-Party Transactions to the unaudited condensed financial statements in Item 1 of this Form 10-Q.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the nine months ended September 27, 2012, however in April 2012 we completed a restructuring of our indebtedness. Refer to Note 4-Borrowings to the unaudited condensed financial statements included in Item 1 of this Form 10-Q and “Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the second quarter of 2012.

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

The primary market risk to which we are exposed is interest rate risk. We have entered into interest rate swap arrangements economically hedging the entire $225.0 million outstanding variable rate term loan at a fixed interest rate of 6.484%. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. At September 27, 2012, the only interest rate risk that we are exposed to is related to our $119.0 million revolving credit facility and thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.3 million for an annual period on the $25.0 million outstanding as of September 27, 2012 on our revolving credit facility. Because each of our interest rate swaps was in a liability position at September 27, 2012, we are not currently exposed to counterparty risk related to the swaps. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of September 27, 2012, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 27, 2012 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 27, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NATIONAL CINEMEDIA, LLC
(Registrant)

By: National CineMedia, Inc., its manager

Date: November 7, 2012	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2012	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)