Form 10-K
period 2012-12-27
National CineMedia, LLC
filed 2013-03-21
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33296

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 16, 2013, the registrant had 112,017,835 common membership units outstanding (excludes restricted shares which have vested and stock options which have been exercised subsequent to December 27, 2012). The common membership units are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of National CineMedia, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013 and National CineMedia, Inc.’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 27, 2012 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions

In this document, unless the context otherwise requires:

•	“NCM LLC” “the Company,” “we,” “us,” or “our” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005

•	“NCM, Inc.” refers to National CineMedia, Inc., a Delaware corporation, which acquired an interest in, and became a member and the sole manager of NCM LLC, upon completion of its initial public offering, or “IPO,” which closed on February 13, 2007;

•	“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes ICON Theatres and American Multi-Cinema, Inc., which became party to an amended and restated exhibitor services agreement, or “ESA,” with NCM LLC upon completion of the IPO;

•	“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of the IPO; and

•	“Regal” refers to Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of the IPO.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, some of the information in this Form 10-K includes “forward-looking statements.” All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “can”, “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.

PART I

Item 1.	Business

The Company

NCM LLC was organized on March 29, 2005 and began operations on April 5, 2005. NCM, Inc. is a holding company that manages its consolidated subsidiary NCM LLC and held 48.6% of the common membership units in NCM LLC as of December 27, 2012. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 51.4% of NCM LLC’s common membership units.

We have long-term ESAs with our founding members and multi-year agreements with certain third-party theatre circuits, referred to in this document as “network affiliates,” under network affiliate agreements which expire at various dates. The ESAs and network affiliate agreements grant us exclusive rights in their theatres, subject to limited exceptions, to sell advertising and to market and distribute Fathom Events.

Description of Business

Overview

We operate the largest digital in-theatre media network in North America, through which we sell in-theatre and online advertising, promotions and Fathom Events. Our advertising pre-show called “FirstLook,” lobby entertainment network (“LEN”), programming and Fathom Events are distributed across our digital content network (“DCN”) or live digital broadcast network (“DBN”), utilizing our proprietary digital content software (“DCS”).

We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute several versions of FirstLook on theatre screens, and advertising programming on our LEN. We also sell other forms of advertising and promotions in theatre lobbies and across our online network and mobile apps called Movie Night Out® and CinemaSync®. For the year ended December 27, 2012, advertising accounted for 91.2% of our total revenue.

•	Fathom Events: We produce, market and distribute entertainment programming through our Fathom division to theatres across our DCN (for pre-recorded events) and DBN (for both live and pre-recorded events). For the year ended December 27, 2012, Fathom Events accounted for 8.8% of our total revenue. See “—Fathom Events” for additional information.

We believe that the reach and digital delivery capability of our network provide an effective platform for national and local advertisers to reach a large, young and affluent audience on a highly-targeted, engaging and measurable basis. During 2012, approximately 710 million patrons attended movies shown in theatres in which we currently have exclusive cinema advertising agreements in place. A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of December 27, 2012)

	Advertising Network				Fathom Events
	Theatres	Digital Screens	Total Screens	% of Total	Screens
Founding Members	1,165	14,904	15,528	80.2%	790
Network Affiliates	364	3,587	3,831	19.8%	299

Total	1,529	18,491	19,359	100.0%	1,089

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national and local advertising, as well as behind the scenes “making-of” and other entertainment content provided by our content partners. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions that include content and national advertisements that are targeted towards movie ratings, specific films, or groups of films related to specific film genres and local and regional advertisements that play in specific theatre markets or geographic regions. We also distribute a pre-show called FirstLook Play designed for a young audience and played generally before “G” rated animated films. All FirstLook pre-shows are customized with the branding of the theatre circuits in which the programming plays. In April 2010, we began delivering our first three-dimensional (“3-D”) advertising campaigns; within a 3-D version of the FirstLook program prior to 3-D films.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media, entertainment and technology companies (“content partners”). Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally for terms of two years) to buy a portion of our advertising inventory at a specified cost per thousand (“CPM”). The original content produced by these content partners typically features behind-the-scenes interviews about the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products. In addition, we have an exclusive two-year agreement with a major wireless communications company to exhibit a 30 second cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during the showing of the feature film, and a long-term agreement to display advertising (currently 60 seconds) of our founding members’ beverage supplier.

National advertising is sold on a CPM basis, while local and regional advertising is sold on a per-screen, per-week basis. While we generally sell our national advertising units across our national network by film rating or groups of ratings, we also have the ability to sell portions of our network by individual film or film genre grouping. This offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which expands the number of potential clients.

FirstLook and FirstLook Play were created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating local and national video advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA® or geographic region. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature primarily national and regional advertisements. Both segment two and segment one include a two and one-half minute entertainment content segment provided by our content partners, along with national and regional advertisements which are generally 30 or 60 seconds, including a 60 second advertisement at the end of segment one for the circuits’ beverage supplier. Segment two and segment one begin approximately 13 minutes and 8 minutes, respectively, before the advertised show time.

In April 2010, we began selling 3-D advertising that runs prior to select 3-D films. The 3-D advertisements are placed at the end of the FirstLook pre-show, after a message for patrons to put on 3-D glasses. These 3-D ads provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily due to a fewer number of 3-D advertisements and improved recall (based on third-party research) associated with those 3-D ads. Theatre patrons are prompted to put their glasses on prior to the 3-D portion of FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3-D feature film. This structure is designed to provide a better theatre patron experience.

As of December 27, 2012, approximately 96% of our total screens are part of our DCN representing approximately 97% of our total network attendance. As of December 27, 2012, 14,464, or 78% of 18,491 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The non-digital screens display national advertisements on 35 mm film or “rolling stock” and local advertisements using slide carousels.

The film trailers that typically run before the feature film are not part of FirstLook. Film trailers do not begin until after the FirstLook program ends at or about the advertised show time.

We offer multiple versions of FirstLook each month that include advertising content that is appropriate for a specific film or film rating category and branding of the specific theatre operator. This programming flexibility provides advertisers with the ability to target specific audience demographics and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. We rotate the entertainment content segments between theatres approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content segments.

Our goal in creating FirstLook as a branded entertainment program was to create a new “first release window” for advertising into the marketplace, similar to the way films are released first in cinemas. To that end, we encourage advertisers to provide us with advertisements before they are shown on other media platforms, different versions of those advertisements, or original content that is specifically created for cinema. We also offer pre- and post-production services to our clients (primarily local clients), for a fee, to enhance the quality of the content we display.

The FirstLook program also includes time slots for our founding member and network affiliate advertisements to promote various activities associated with the operations of the theatres, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service or products sold in the theatre. This time is provided by us to the theatre operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 12 minutes of show time, and the remainder placed at our discretion.

Currently, under the ESAs the last 60 seconds of the FirstLook program is sold to our founding members to be used to advertise their beverage concessions. This time is used to satisfy the circuits’ on-screen advertising commitments under their beverage concessionaire agreements. Through 2011, this time was priced on a CPM basis, which increased each year as specified in the ESA. Per the ESA, beginning in 2012, the increase equaled the annual percentage increase in the advertising CPM charged by us to unaffiliated third parties during the last few minutes of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us.

The arrangements with our founding members relating to on-screen advertising for their beverage concessionaires, the agreements with our content partners and the cell phone PSA represented approximately $127.5 million or 28.4% of our total revenue for the year ended December 27, 2012.

Lobby Network and Promotions

Lobby Entertainment Network (LEN). Our LEN is a network of video screens strategically located throughout the lobbies of all of our digitally equipped our founding members’ theatres and the majority of our network affiliate theatres. As of December 27, 2012, our LEN had 2,966 screens in 1,394 theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theatre and the same program is displayed simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for our founding members’ advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to our founding members at no cost and one minute of which our founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call strategic programs.

Under the terms of the ESAs, our founding members also have the right to install additional screens in their theatre lobbies, which would not display our LEN programming, but would be used to promote strategic programs or their theatre concessions, ticketing partners, gift card and loyalty programs, special events presented by our founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service.

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

Under the terms of the ESAs, our founding members may conduct a limited number of lobby promotions at no charge in connection with the promotion of motion pictures and their strategic programs; however, such activities will not reduce the lobby promotions inventory available to us.

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

Branded Entertainment Websites and Mobile Applications

We have a business website, ncm.com and three consumer facing websites, firstlookonline.com, FathomEvents.com and movienightout.com and mobile apps CinemaSync® and Movie Night Out®. We launched CinemaSync® and will continue to expand CinemaSync® distribution to create a much more important marketing tool for our theatre partners and advertising clients. CinemaSync® allows our theater partners to engage directly with their patrons to market tickets for upcoming films and concession products. It also provides a unique marketing tool for our local and national advertising clients who can use it to distribute coupons and other value-added elements by syncing to consumer’s smart phones during the playing of ads and content segments in our FirstLook pre-show or on our lobby network. Our consumer facing websites and mobile apps extend our FirstLook pre-show in order to expand our advertising reach to online and mobile consumers and provide an opportunity to create a unique integrated bundle of marketing products for our clients. We also have an online advertising network through selling and marketing relationships with several movie and entertainment related online websites and mobile app publishers. We are developing and operating our websites and mobile apps through our existing media production and technology group and selling the advertising on our advertising network through a small digital sales group and our existing national and local sales organizations. As these online and mobile activities are supported primarily through our existing staff and infrastructure, we believe that digital revenue and additional in-theatre integrated marketing packages can be developed with limited incremental investment and operating costs. We will employ several marketing strategies to attract patrons to our websites and promote the download and usage of our mobile apps including placing ads within our FirstLook pre-show. As of December 27, 2012, our online advertising network included 41 entertainment websites (including our 100% owned sites), with approximately 65 million unique visitors monthly. This vertically integrated online ad network provides advertisers the ability to target online entertainment consumers while providing publishers a way to benefit from our sales infrastructure and the integration and bundling with our in-theatre network.

Fathom Events

Our Fathom Events business focuses on the marketing and distribution across our digital network of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. We believe our network provides a highly attractive high-definition distribution network to content owners to be used for individual programs or program series and also creates promotional opportunities for national brands through event sponsorships. Our Fathom Consumer events have included live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In 2010 we distributed our first live 3-D event in select theatres. Event content is broadcast live over our DBN or on a pre-recorded basis over both our DBN and DCN and may be encrypted for piracy protection. As of December 27, 2012, our network has the capability to deliver:

•	live high-definition content to 1,089 auditoriums with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all of our 18,491 digital screens on our DCN network.

We advertise our Fathom Consumer events either through a digital trailer shown after FirstLook or advertisements during FirstLook using designated slots and/or unsold advertising inventory, on lobby posters, on our LEN, our various websites and mobile apps and in some cases through radio trade-outs or paid media in select publications. We have strategic alliances with several live content promotion companies, retail brands and other owners of entertainment content. We believe that these and other new relationships that we are establishing will provide us with a consistent supply of programming as a Fathom relationship provides additional marketing channels for bands, promoters and content owners. In 2012, our events included the New York Metropolitan Opera (“Met”), Singin’ in the Rain, TCM Event Series, Casablanca, RiffTrax Live, DCI Tour and Star Trek to name just a few of the 90 event nights we held during 2012. This represents a 13.5% decrease over the 104 event nights during 2011 as we began to focus on quality versus quantity strategy.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by our founding members or to support events staged for NCM’s major advertising clients. In fact, among the consumer events in 2012 we executed several national, multisite/multicircuit business events that were related to long-term clients of the Fathom Business Events division.

Sales and Marketing

In-Theatre Advertising. We sell our in-theatre and online advertising products and event sponsorships through our national and local sales teams. We market our advertising products through our marketing group located primarily in our New York City sales office.

As of December 27, 2012, we had 37 advertising sales and client development related personnel (including management and sales support staff) within our national sales group. During 2012, approximately 33% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain team sales targets in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of approximately 116 screens per representative. Their responsibility is to sell cinema advertising to local clients as well as larger regional advertisers. During 2012, approximately 75% of the compensation for local sales staff was based on an individual sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. As of December 27, 2012, we had 176 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local advertising revenue by expanding the number of clients and client categories through sales outreach and several marketing tactics, including expansion and improvement of research provided to clients and the addition of client development executives. We aggressively market and sell directly to clients as well as advertising agencies. We also on occasion place advertising in national trade publications, and commission third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. In addition, we believe that we are capturing an increasing market share from traditional advertising media platforms such as broadcast TV, by establishing cinema advertising as a more accountable and effective advertising medium relative to other media. As of December 27, 2012, we had 35 personnel based primarily in New York and Denver that focus on the marketing, research and public relations aspects of our advertising business.

Fathom Events. As of December 27, 2012 we had a staff of 27 (including management and sales support staff) that is dedicated to sales, including a staff of 13 that market our Fathom Events business. In fiscal year 2012, we held 90 Fathom Consumer events (a decrease of 13.5% over 2011) attended by approximately 2.2 million patrons (an increase of 3.6% over 2011). Fathom Consumer events are marketed primarily using designated and unsold inventory in the FirstLook pre-show, digital trailers after FirstLook, one sheets and other marketing materials in theatre lobbies, through our websites, our mobile apps and internet sites of our programming partners and other cross-marketing activities including radio and cable TV advertising.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the consistent image and sound quality of the FirstLook and Fathom Event content distributed over our network, creating the highest possible cinema quality presentation for FirstLook, LEN presentations and all of our other in-theatre marketing products, associated with our Fathom Events business. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show, Fathom Events and our internet sites and mobile apps, has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising clients, build and retain relationships with network affiliates and market our Fathom Events. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, including audio enhancements, color correction and noise reduction. As part of our post-production process when required we “up-convert” the standard definition content that we receive from our national clients and regional clients to a high-definition video and quality cinema surround sound audio format, ensuring a high quality, high impact presentation of our clients’ content and advertisements. Our experience in cinematic production and our ability to tailor advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television thus optimizing their original investment to the big-screen presentation. We also offer creative and production services to our clients (primarily local clients), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising and ensures a higher quality presentation for cinema patrons. During 2012, we produced and performed post-production services for approximately 57% of the local advertisements that played across our networks. Our founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary DCS and various digital network technologies to deliver a high quality cinema advertising pre-show and live and pre-recorded Fathom Events to our network theatres. These technologies facilitate the delivery of a high-quality entertainment experience and provide advertising clients a lower cost and more programming flexibility than the 35 mm “rolling stock” still used to deliver cinema advertising in many theatres throughout the U.S. (including 4% of the screens in our network). Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various demographic groups by location, film rating or film title and measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network, distributes our FirstLook and FirstLook Play content to 18,491 digital screens (96% of the total), 1,432 theatres and over 3.6 million seats, representing 97% of the total attendance of our advertising network as of December 27, 2012. Our DBN satellite network is used to support our live Fathom Events by broadcasting live feeds to over 1,000 screens in over 730 theatres and approximately 263,000 theatre seats.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to theatres. For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to theatres throughout our DCN. Our digital content system operated in our network operations center (“NOC”) combined with in-theatre systems that are connected to the Alternative Content Engine (“ACE”) are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums. The integrated DCN (including the DCS software) is controlled by our NOC in our Centennial, Colorado headquarters, which supports and monitors approximately 72,500 network hardware devices and more than 460,000 maintenance alarm technology points on the network as of December 27, 2012.

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

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior National Advertising Network

We believe that our national advertising network delivers measurable results versus television, online and mobile or other video advertising networks, by allowing for effective targeting of marketing messages to a large, young and affluent audience, yielding a superior return on investment for advertisers as compared to traditional national and local media platforms. As a result, we are able to compete more effectively for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertisers and agencies throughout the U.S. The following are the key competitive strengths of our advertising network:

•	Extensive National Market Coverage. Our contractual agreements with our founding members and network affiliates provide long-term exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising nationwide which we distribute using our advertising network. As of December 27, 2012:

•	our advertising network included 18,491 digital screens (14,904 operated by our founding members) and 19,359 screens in total (15,528 operated by our founding members) located in 1,529 theatres (1,165 operated by our founding members) in 48 states and the District of Columbia;

•	the total annual advertising network theatre attendance was approximately 690.4 million, which increased 8.4% compared to 2011 (577.3 million from our founding members). Our network represented approximately 53% of the total U.S. theatre attendance, with some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen;

•	the average screens per theatre in our network was 12.7 screens, 1.8 times the U.S. theatre industry average, and the aggregate annual attendance per screen of theatres included in our network during 2012 was 36,140, versus the U.S. theatre industry average attendance per indoor screen of 35,013, using metrics reported by the National Association of Theatre Owners (“NATO”);

•	our advertising network had theatres in the largest U.S. markets, including each of the top 25 DMAs®, 49 of the top 50 DMAs®, and 172 DMAs® in total;

•

approximately 73% of our screens (76% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (38% of our attendance) were located within the top 10 U.S. DMAs®;

•

theatres within our advertising network represented approximately 69%, 68%, and 66% of the total theatre attendance in theatres that showed national advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 63% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis and

•	by the end of 2013, we expect approximately 85% of our digital screens and over 95% of our founding member digital screens will be connected to higher quality digital cinema projectors that will further improve the on-screen presentation for advertisers and allow us to display 3-D advertising in our network of theatres.

We plan to continue to expand our network through the addition of new network affiliates and theatres built or acquired by our founding members and existing network affiliates. Under the terms of the ESAs and common unit adjustment agreement all new theatres built or acquired (subject to existing advertising sales agreements) by our founding members will become part of our network. This expansion will continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums.

•	Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility to distribute content to specific theatres or screens, geographic regions, or demographic groups based on film title, film rating category or film genre. As a result, our clients can deliver a targeted advertising message, using high quality sight, sound and motion across our entire national digital network. Further, our technology provides distribution lead times that are comparable to television and reduces our advertising clients’ operating costs, enabling us to respond quickly to client requests to change advertising content.

•	Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to Nielsen Cinema Audience Reports for the first half of 2012, 45% of the NCM audience were between the ages of 12-34. Further, 32% of moviegoers have a household income greater than $100,000 (vs. 21.9% of the U.S. population according to the 2012 Census) and 43% have received a Bachelor’s degree or higher (vs. 27.9% of the U.S. Population according to the 2012 Census), according to the GfK MRI 2010 TwelvePlus Study. We believe that this demographic is highly coveted by advertisers and is far more effectively reached in cinema than in most traditional media platforms.

•	Engaged Theatre Audience. We believe that cinema advertising benefits from the impact of the big screen, high quality visual presentation, and digital surround sound presented in an engaged, distraction-free theatre environment. Cinema advertising is one of the few media platforms in which the viewer does not have the ability to skip or turn off the marketing messages. According to industry studies, theatre advertising is more effective than advertising shown on television as measured by unaided recall rates. We believe that the impact of our on-screen advertising (representing 94% of our total advertising revenue) presentation will be further enhanced by the new high quality digital cinema equipment currently being installed in our network theatres.

•	Superior Audience Measurability. We receive monthly attendance information by film, by rating and by screen for all of our founding member theatres and the theatres operated by our network affiliates, which allows us to report to clients the audience size for each showing of a film and our pre-show. We also obtain third-party research that provides us with the percentage of the total attendance that is in their seats at various times prior to the advertised show time. The sharing of this information with our national clients gives us a distinct competitive advantage over traditional media platforms that are based on significant extrapolations of a very small sample of the total audience.

Since NCM, Inc.’s February 2007 IPO, our founding members have added approximately 2,500 net new screens to our network and 26 network affiliates have been added with approximately 2,900 screens. During 2012, we added several new network affiliate theatres circuits to our national network including: Cinema Supply, Incorporated, Dickinson Theatres, Inc., Far Away Entertainment, King Theatres Circuit LLC, Star Cinema Grill, Texas Cinemas, Corp., O’Neil Entertainment Group, United Entertainment Corp, Fairchild Cinemas, Inc., Loeks Theatres, Inc. (Celebration! Cinema), Kerasotes ICON Theatres and Rocky Mountain Cinemas, Inc. d.b.a. Aurora Cinema Grill, and during the fourth quarter of 2012 and in the first quarter of 2013 we have contracted to add HM Theaters, Inc. and Marquee Cinemas, Inc., both of which will join our advertising networks in early 2013. In total, these contracted new affiliate theatres that have joined our network during 2012 and early 2013 are expected to add approximately 25 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 350 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus television, online, mobile and other national, regional and local video advertising platforms.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure make our network efficient and scalable and allow us to target specific audiences desired by our advertising clients and provide scheduling flexibility that is similar to advertising on television. Our proprietary DCS provides many distribution, scheduling, reporting and auditing features. We currently playback over 3.3 million digital content files per day through our DCS. Our DCS also provides the ability to program advertisements from our NOC as required by advertising clients, which shortens lead times and provides increased flexibility to change messages or target specific audiences for our advertising clients. Through our separate DBN, we currently distribute live programming to over 730 locations.

As of December 27, 2012, our advertising network has approximately 18,491 digital screens, covering approximately 97% of our network attendance. In 2010, we began to connect our DCN to the higher quality digital cinema projectors being installed by our founding members and network affiliates. These digital cinema projectors provide a much higher quality 2-D image and the ability to project 3-D advertising on screens that are equipped with 3-D playback technology.

Our NOC, DCS and other network software also provide us with the capability to directly monitor over 72,400 in-theatre network devices and 460,000 maintenance alarm technology points within our theatre network on a near real-time 24/7 basis as of December 27, 2012, providing high network reliability and timely reporting as required by our advertising clients. The scalability of our NOC and distribution technology has allowed us to increase the number of devices and alarm points since NCM, Inc.’s IPO with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theatres operated by our founding members and from existing network affiliate relationships and the addition of new network affiliate circuits. During 2010 and 2011 we installed in select theatres a new device that we created to monitor sound levels in theatre auditoriums and report any variations from pre-set standards to our NOC. This provides us with an additional value proposition for our advertising clients versus television, online, mobile and other competing national media networks.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature programs, FirstLook and FirstLook Play (whose target audience is young children), provide a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. We have branded our pre-feature shows, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. We partner with leading media, auto, entertainment and technology companies to provide more original content for the audience and more impact for the advertiser. We have designed the FirstLook programs with separate local and national “pods,” consistent with the placement on television networks. During 2010 we began to produce a 3-D segment of FirstLook. We believe the ability to distribute 3-D advertisements across our national network is a unique selling proposition versus television, online and mobile and thus will enhance our national advertising revenue growth in the future.

Our relationships with our content partners under exclusive multi-year contractual agreements, provide high quality entertainment content that is dispersed throughout the show. The multi-year contracts with our content partners, our cell phone courtesy PSA, and arrangements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires provide a significant up-front revenue commitment, accounting for 28.4% of our total revenue for the year ended December 27, 2012. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons as well as the effectiveness of the advertising message.

Integrated Marketing Products

Along with our on-screen advertising opportunities, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various online and mobile marketing, in-lobby and Fathom Event sponsorships.

•

Our online and mobile marketing products include advertisement placement on our firstlookonline.com, FathomEvents.com, and movienightout.com websites and on our Movie Night Out® and CinemaSync® mobile apps, and throughout websites that are part of our online advertising network that as of December 27, 2012 includes 41 entertainment websites (including our 100% owned sites) with approximately 65 million monthly unique visitors.

•	Our in-lobby marketing programs include advertisements displayed on high-definition television screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. According to Nielsen Media Research studies conducted during 2011, movie patrons spend, on average, approximately ten minutes in the theatre lobby (before, during and after the last movie that they viewed in the theatre).

•	Our Fathom Events sponsorships provide companies the opportunity to associate their brand with Fathom Events as part of in-theatre and online and mobile event advertising as well as during event pre-shows.

•	Our chief creative officer, other creative personnel and our marketing team assist advertisers in creating entertaining, fully integrated online and cinema marketing campaigns with maximum impact.

Exposing patrons to an integrated marketing campaign of online, mobile, in-lobby, Fathom Events marketing products and on-screen advertising creates a consistent marketing message through multiple touch points during the entire cinema experience. The marketing interaction for our clients begins when consumers choose a film or event online or on mobile devices and continues through the subsequent entertainment experience in the theatre, lobbies, and through marketing pre-shows prior to the feature film or Fathom Events and extends beyond the theatre experience through subsequent online/mobile interaction. We believe these multiple marketing impressions through the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 49% to 52% over the last five years. See “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin and the reconciliation to operating income. In addition, our founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theatres including the recent deployment of the higher quality digital cinema equipment. Due to the network equipment investments made by our founding members and DCIP joint venture in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. The combination of our strong operating margins and our limited capital expenditures, ranging from approximately 2% to 5% of revenues over the last five years, has allowed us to generate significant unlevered free cash flow (defined as operating income (or loss) before depreciation and amortization expense and minus capital expenditures) before distributions to our owners. For the year ended December 27, 2012, our capital expenditures were $10.4 million, of which $3.2 million related to investments in network equipment to add new network affiliate theatres. We believe our expected level of unlevered free cash flow generation should provide us with the strategic and financial flexibility to pursue the further expansion of our national theatre network and invest in other growth opportunities.

Our Strategy

We believe that the digital evolution of the media business coupled with our unique asset base and management competencies will provide us with an opportunity to become a new breed of powerful national digital media network that will gain market share within the broader media marketplace. Our primary strategic initiatives are to:

Expand and Improve the Quality of Our Theatre Network

Expanding our Geographic Coverage and National Reach. We continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that our founding members buy or build and by establishing additional network affiliate agreements with other theatre circuits. The ESAs require that all of our founding members’ new or acquired theatres be added to our network in return for the issuance of new NCM LLC units. Our strategy is to continue to expand our theatre network through the acquisition and new construction activities of our founding members and by creating new relationships with new regionally located network affiliates with theatres in smaller markets where we do not currently have significant market coverage. By increasing our advertising reach and broadening our geographic coverage, we believe we will be better able to compete with other national media platforms such as television networks and new emerging advertising platforms distributed over the internet and on mobile devices.

Improving the Technical Quality and Content Presentation of Our Network. In 2010, we began the transition of our production and distribution capabilities to the new digital cinema platform, including the ability to distribute and display 3-D advertising and events. The industry rollout of the digital cinema equipment for feature films began in 2010 when the DCIP financing was completed by our three founding members’ theatre circuits and is expected to be completed in our founding member theatres in early 2013. These new systems will not only provide higher quality 2-D images, they will also give us the capability to provide 3-D advertising and 3-D live and pre-recorded events. In April 2010 we launched our 3-D advertising strategy within the FirstLook pre-show and in 2011 began to roll-out the ability to distribute 3-D ads digitally across our network. It is expected that by the end of 2013 approximately 85% of our digital screens and over 95% of our founding member digital screens will be equipped with the new digital cinema equipment. As of December 27, 2012 we had 14,464 screens within our digital network that were connected to digital cinema projection equipment, representing approximately 75% of our network. In order to provide for the connection of the new higher quality digital cinema equipment to our advertising and Fathom networks, we agreed to an amendment of the ESAs that will increase our founding member theatre access fee over time as the digital cinema system is connected to our advertising network. In addition to the digital cinema integration, we and certain of our theatre partners have installed sound monitoring and other devices that capture sound levels in certain auditorium and enables us to monitor them electronically from our NOC or through communications with the circuit. This innovation provides sound level data that is measured at the point of consumer consumption, which is a unique service we offer to our advertisers. We are also continually upgrading our DCS distribution software to provide more effective targeting of advertisements toward specific theatre audiences.

Expand Our Advertising Client Base

National Advertising. We intend to increase our market share of U.S. advertising spending and our advertising inventory utilization by expanding our relationships with existing advertising clients and by broadening our advertising client base associated with new client categories and by expanding the number of clients in categories that are already utilizing our network. Our national sales team has been successful in this effort, as during 2011 and 2012, we added 31 and 23 first-time clients, respectively and added 5 and 7 additional clients, respectively that had not advertised with us since NCM, Inc.’s IPO, which clients include categories such as apparel, banks, cable television, department stores, financial products and services, home audio equipment, hotels and resorts, import auto, insurance, internet, liquor, movie studios, non-profit, prepared foods, shipping, telecom, tourism, toys and video games. We expanded our client base by approximately 57% over the past three years from the number of clients that have done business with us since 2006 through 2009. Despite this growth, we believe there are still thousands of clients that currently advertise on television or the internet that do not use our network. For instance, our share of spending by clients in the QSR, consumer package goods (“CPG”) and retailer categories, among other categories, is relatively low compared to television. In addition to the continued expansion of our network, we are aggressively marketing and selling the positive attributes of our network relative to other mediums, including a unique integrated marketing product that bundles our in-theatre, online/mobile and Fathom Events sponsorship platforms. Beginning in 2012 we also began to participate in the television up front process, including a presentation in New York City in early May during the “TV Up Front” week. This “up front strategy” has begun to yield positive results as the percentage of national advertising commitments versus targets we had booked going into 2013 increased approximately 400 basis points versus 2012. We believe that over time, these tactics will help increase our market share of spending by more clients and client categories. We also believe that our ability to attract new clients will be enhanced as we expand our capabilities to distribute 3-D advertisements as we increase the number of digital cinema projectors in our network.

Local advertising. In addition to continuing to add high quality local salespeople to properly cover the expanding number of screens in our network, we have also continued to strengthen regional sales positions to focus exclusively on larger local clients, such as car dealer associations, state lotteries and insurance companies, that operate across an entire DMA®, multiple DMAs® or states. We have also begun to provide access to better FirstLook inventory for our regional advertising clients. These strategies have proven successful, and we are continuing to expand this regional strategy to other client categories, including QSR, casual dining and tourism. We aggressively market our local and regional advertising products, including direct marketing campaigns to businesses within a specified radius of our network theatres. These successful campaigns are often bundled with theatre lobby promotions and onscreen advertising. Due to the relatively low percentage of local advertising inventory sold today in many of our theatres, we believe that a growth opportunity exists for our local and regional business. We have also benefited from our efforts to reduce local salesperson attrition, providing balanced commissions and benefit packages and training and other corporate support.

Expand Our Internet/Mobile Platform

Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our in-theatre marketing products with online and mobile inventory provided by our consumer websites firstlookonline.com, fathomevents.com, movienightout.com, our mobile apps Movie Night Out® and CinemaSync® and the 41 entertainment websites (including our 100% owned sites) that are part of our online advertising network, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer. Our online advertising network, launched in 2009, and our Movie Night Out® mobile app, launched in 2010, create an entertainment focused advertising network that provides smaller entertainment websites access to our national and local sales force as well as rich media widgets and other content created by our media production group. As of December 27, 2012, our Movie Night Out® mobile app had nearly 1.8 million downloads. In early 2012 we launched our mobile app CinemaSync® in order to allow our clients to use their on-screen ads to engage movie-goers’ through their smart phones. Once CinemaSync® is more widely distributed we expect it will provide a unique integrated marketing tool for our clients that can be bundled with our on-screen and lobby marketing products. During 2013 we will be working with our theatre partners and several movie related app publishers to integrate the CinemaSync® capabilities into their apps.

Restructure Our Fathom Events to Focus on the Consumer Division

During the first quarter of 2012, the Company restructured its Fathom Events business by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and may continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by our founding members or to support events staged for NCM’s major advertising clients. By focusing on our Fathom Consumer division we plan to expand the geographic reach of our Fathom live 2-D and 3-D events distribution network and improve its technical capabilities by connecting it to higher quality digital cinema projectors. This will allow us to compete more effectively with other national media networks for entertainment content and consumer attention. All of our digital screens have the capability to receive and project pre-recorded content and many locations have the capability to show live 3-D programming. As of December 27, 2012 we have over 740 live DBN locations with over 1,000 screens and approximately 263,000 seats in 98 of the top 100 DMAs®, and 172 DMAs® in total. We expect to continue to leverage our unique national 2-D broadcast capabilities and expanding 3-D capabilities to attract more high quality sporting, concert and other high quality programming. We have also begun to leverage our media sales and marketing capabilities by selling Fathom event sponsorships to provide event production funding, cross-marketing opportunities and incremental revenue.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from our founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and our founding members.

We have secured U.S. trademark registrations for NCM, National CineMedia, and NCM Media Networks, Movie Night Out® and CinemaSync® and have applied for several others. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. As of December 27, 2012, we had displayed advertising since 2006 with 346 national advertisers across a wide variety of industries. During the year ended December 27, 2012, we derived 70.5% of our advertising revenue from national clients (including advertising agencies that represent our clients), 19.8% from our founding members’ beverage agreements and 9.7% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of our founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2012, we provided 60 seconds of on-screen advertising time to our founding members. The ESAs provide for our founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA. During 2012, the beverage concessionaire revenue was 8.9% of our total revenue.

Content Partners and Cell Phone PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with several entertainment, media and technology companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option. We also have an exclusive cell phone courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2012, the total advertising purchased by these content partners and cell phone PSAs represented 19.6% of our total revenues.

Competition

Our advertising business competes in the estimated $153 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and effective forms of digital media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics, to engage directly with consumers and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms including cinema. In addition, cinema advertising is well positioned to benefit from several broad market trends, most noticeably the increasing adoption of digital video recorders (“DVRs”) and other new digital technology that allows consumers to skip advertisements. Cinema is one of the few media platforms where consumers cannot skip advertisements.

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

Our advertising business also competes with other providers of cinema advertising, which vary substantially in size. As a large provider of cinema advertising in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to access a national and local audience as well as allowing us to better compete with television and other national advertising networks.

Our Fathom Consumer events entertainment programming business competes with other broadcast and cable networks, large-scale public venues, including concert halls and other public meeting venues, and cable, broadcast and on-demand television events. We believe that the combination of our national theatre network, geographic distribution and high quality sight and sound presentation offers content owners and sponsors an effective venue for live and pre-recorded events such as music, sporting and other entertainment events.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and number of Fathom events. Advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009, 2010 and 2011.10

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%

Employees

We have 636 employees as of December 27, 2012. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles and Chicago, our software development office in Minneapolis and local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

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

Executive Officers of the Registrant

See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding executive officers.

Item 1A.	Risk Factors

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

Risks Related to Our Business and Industry

Changes in the ESAs with, or lack of support by, our founding members could adversely affect our revenue, growth and profitability

The ESAs with our founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. The current term of the ESAs as they relate to the Fathom Consumer division, is approximately five years from December 29, 2011 until 2016 with provisions for automatic renewals for a series of additional five year terms through February 2037, if certain financial performance conditions are met. The financial performance conditions for the Fathom Business division for the period ending December 29, 2011 were not met and certain of the rights and obligations associated with that part of the Fathom business were transferred back to our founding members. Our founding members’ theatres represent approximately 80% of the screens and approximately 84% of the attendance in our network as of December 27, 2012. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the cooperation, investment and support of our founding members, the absence of which could adversely affect us. Pursuant to the ESAs, our founding members must make investments to replace digital network equipment within their theatres and equip newly constructed theatres with digital network equipment. If our founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theatres to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising, Fathom Events revenue and operating margins may decline. If our founding members reject advertising or choose not to participate in certain Fathom Consumer events under the terms of the ESAs because they believe it would adversely affect their film attendance levels or the reputation of their company, our revenue from that business would be reduced.

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

If one of our founding members declared bankruptcy, the ESA with that NCM LLC founding member may be rejected, renegotiated or deemed unenforceable

Each of our founding members currently has a significant amount of indebtedness, which is below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy including United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against any of our founding members, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the our founding member, and thus not be enforceable. Alternatively, that founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should that founding member seek to sell or otherwise dispose of theatres or remove theatres from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theatres the number of theatres in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.

The recent and ongoing global economic uncertainty may adversely impact our business, operating results or financial condition

The financial markets have experienced extreme disruption and the world-wide economy remains fragile. Declining consumer confidence may lead to decreased demand or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected. These challenging economic conditions also may result in:

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

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising

The value of our advertising business could be adversely affected by a long-term multi-year decline in theatre attendance or even the perception by media buyers that our network was no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theatres include the following:

•	the shortening of the “release window” between the release of major motion pictures in the theatres and release to alternative methods for delivering movies to consumers, such as DVD or HD DVD, cable television, downloads via downloads on the internet, video discs, video on demand, satellite and pay-per-view services;

•	any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production industry; and

•	the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, cell phone PSA and our founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with eight content partners. None of these companies individually accounted for over 10% of our total revenue during the year ended December 27, 2012. However, the agreements with the content partners, cell phone PSA and beverage advertising with our founding members in aggregate accounted for approximately 28%, 31% and 27% of our total revenue during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of them as a customer could decrease our revenue and adversely affect current and future operating results.

We generate a high percentage of our revenue and OIBDA from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 91.2% of our total revenue in the year ended December 27, 2012 from advertising sales (80.2% from national and 19.8% from local). A substantial portion of our advertising inventory is covered by contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and recently the internet. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theatre advertising network could limit our ability to offer our clients innovative unique and integrated marketing products, which could limit our future revenue growth. Any failure by us to upgrade our technology to remain competitive, which may be adopted by other advertising platforms, could hurt our ability to compete with those companies. Under the terms of the ESAs with our founding members, they are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that our founding members upgrade the equipment or software installed in their theatres, but we must negotiate with our founding members as to the terms of such upgrade, including cost sharing terms, if any. For instance, during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to our founding members’ new digital cinema projection systems so that we could display our advertising and Fathom Events (including 3-D) on the higher quality systems. As of December 27, 2012 we had 14,464 screens within our network that were connected to digital cinema projection equipment and expect approximately 16,000 screens, or 80% of our total screens and 15,100 screens, or 95% of our founding members’ screens to be deployed with digital cinema equipment by the end of 2013. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software with the digital cinema systems could slow or prevent the growth of our business.

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

Our business and operations are experiencing rapid growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients and providers of content for our Fathom Consumer business. To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our DCS software and our internal management systems, including our advertising inventory optimization and financial reporting systems which we are currently upgrading. These enhancements and improvements could require an additional allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner, our ability to manage our limited advertising inventory and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

Our plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising and Fathom Consumer business, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expand our Internet/Mobile Platform.” The development of our internet advertising network and mobile apps and the integration of these marketing products with our core on-screen and theatre lobby production is at an early stage, and may not deliver future benefits we are planning for. Should these networks not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services.

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

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theatre, online, and mobile services, including the websites we operate at ncm.com, movienightout.com, firstlookonline.com and FathomEvents.com and the features, functionality, content, and software we make available through those websites. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theatre, online, and mobile services. We may discover that our business or the technology we use to provide our in-theatre, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theatre, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theatre, online or mobile services may expose us to liability

Our in-theatre, online, and mobile services facilitate the distribution of content. This content includes advertising-related content, as well as movie and television content, music and other media, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

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

Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price

A weak advertising market or the shift in spending of a major client from one quarter to another, the poor performance of films released in a given quarter or a disruption in the release schedule of films could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. The use of LEN or lobby promotions by our founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 4.7% of our total advertising revenue for the year ended December 27, 2012. The founding members do not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

Our founding members also have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the LEN. This additional lobby video network, which we refer to as the founders’ lobby network, may be used by our founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of our founding members’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

Risks Related to Our Corporate Structure

Our substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

We are party to substantial debt obligations. The senior secured credit facility and indentures contain restrictive covenants that limit our ability to take specified actions and prescribe minimum financial maintenance requirements that we must meet. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business. For example, we may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if we violate those restrictive covenants or fail to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations. Any such defaults could materially impair our financial condition and liquidity. For further information, see Note 6 to the audited financial statements included elsewhere in this document.

If we are unable to meet its debt service obligations, it could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. We may be unable to restructure or refinance these obligations, obtain additional equity financing, sell assets on satisfactory terms or at all or make quarterly dividend payments. In addition, our indebtedness could have other negative consequences for us, including without limitation:

•	limiting our ability to obtain financing in the future;

•	requiring much of our cash flow to be dedicated to interest obligations and making it unavailable for other purposes, including payments to its members (including NCM, Inc.) and making quarterly dividend payments;

•	limiting our liquidity and operational flexibility in changing economic, business and competitive conditions which could require us to consider deferring planned capital expenditures, reducing discretionary spending, selling assets, restructuring existing debt or deferring acquisitions or other strategic opportunities; and

•	making NCM LLC more vulnerable to an increase in interest rates, a downturn in our operating performance or decline in general economic conditions.

If we are unable to meet its debt service obligations, we could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. We may be unable to restructure or refinance these obligations, obtain additional equity financing, sell assets on satisfactory terms or enable NCM, Inc. to make quarterly dividend payments. In addition, our indebtedness could have other negative consequences for us, including without limitation:

Despite our current levels of debt, we may still incur substantially more debt ranking senior to or equal in right of payment with the Senior Notes, including secured debt, which would increase the risks associated with our level of debt

The agreements relating to our debt, including the Senior Unsecured Notes, Senior Secured Notes and the senior secured credit facility, limit but do not prohibit our ability to incur additional debt. Accordingly, we could incur additional debt in the future, including additional debt under the senior secured credit facility, additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “—Our substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.

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

If any director designee to NCM, Inc.’s board designated by our founding members is not appointed to NCM, Inc.’s board, nominated by NCM, Inc. or elected by NCM, Inc.’s stockholders, as applicable, then each of our founding members (so long as such founding member continues to own 5% of our issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.

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

The corporate opportunity provisions in NCM, Inc.’s certificate of incorporation could enable the founding members to benefit from corporate opportunities that might otherwise be available to us

NCM, Inc.’s certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both our founding members and us. It provides that if a corporate opportunity is offered to us, NCM, Inc. or one or more of the officers, directors or stockholders (both direct and indirect) of NCM, Inc. or a member of NCM LLC that relates to the provision of services to motion picture theatres, use of theatres for any purpose, sale of advertising and promotional services in and around theatres and any other business related to the motion picture theatre business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of NCM, Inc.’s officers in his capacity as an officer), no such person shall be liable to NCM, Inc. (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.

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

If NCM, Inc. or our founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted

We do not believe that NCM, Inc. is an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, NCM, Inc. controls us, and its interest in us is not an “investment security” as that term is used in the Investment Company Act. If NCM, Inc. were to stop participating in the management of NCM LLC, its interest in us could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). NCM, Inc.’s sole material asset is its equity interest in us. A determination that such asset was an investment security could result in NCM, Inc. being considered an investment company under the Investment Company Act. As a result, NCM, Inc. would become subject to registration and other burdensome requirements of the Investment Company Act. In addition, the requirements of the Investment Company Act could restrict our business activities, including our ability to issue securities.

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

Information with respect to our corporate headquarters and regional offices is presented below as of December 27, 2012. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the network operations center)	82,721 sq. ft.
Chicago, IL (2)	Regional Advertising Sales Office	3,971 sq. ft.
New York, NY (3)	Regional Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Regional Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Regional Advertising Sales Office	5,926 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2017.
(3)	This facility is leased through April 30, 2017.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through February 29, 2015.
(6)	This facility is leased through April 30, 2016.

Item 3.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material effect on our operating results or financial condition.

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

None.

Use of Proceeds from Sale of Registered Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchase Program

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under NCM, Inc.’s equity compensation plans.

Stock Performance Graph

Not applicable.

Item 6.	Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read in conjunction with the other information contained in this document, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and historical audited financial statements, which have not been included in this document.

The results of operations data for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 and the balance sheet data as of December 27, 2012 and December 29, 2011 are derived from the audited financial statements of NCM, LLC included elsewhere in this document. The results of operations data for the years ended December 31, 2009 and January 1, 2009 and the balance sheet data as of December 30, 2010, December 31, 2009 and January 1, 2009 are derived from the audited financial statements of NCM LLC (not presented herein).

Results of Operations Data (in millions)	Year Ended Dec. 27, 2012	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
REVENUE:
Advertising	$409.5	$386.2	$379.5	$335.1	$330.3
Fathom Events	39.3	49.2	48.0	45.5	38.9
Other	0.0	0.0	0.0	0.1	0.3

Total	448.8	435.4	427.5	380.7	369.5

OPERATING EXPENSES:
Advertising operating costs	31.3	24.6	21.7	20.0	18.7
Fathom Events operating costs	29.0	34.1	32.4	29.1	25.1
Network costs	18.9	17.7	20.0	18.6	17.0
Theatre access fees—founding members	64.5	55.4	52.6	52.7	49.8
Selling and marketing costs	60.5	59.8	57.9	50.2	47.9
Administrative and other costs	20.3	17.6	17.9	14.8	14.5
Administrative fee—managing member	12.1	13.7	16.6	10.8	9.7
Severance plan costs	—	—	—	—	0.5
Depreciation and amortization	20.4	18.8	17.8	15.6	12.4
Other costs	—	—	—	0.7	0.7

Total	257.0	241.7	236.9	212.5	196.3

OPERATING INCOME	191.8	193.7	190.6	168.2	173.2
NON-OPERATING EXPENSES	90.2	58.9	49.9	38.1	77.3

INCOME BEFORE INCOME TAXES	101.6	134.8	140.7	130.1	95.9
Provision for income taxes	0.6	0.3	0.5	0.8	0.6
Equity loss from investments, net	—	—	0.7	0.8	—

NET INCOME	$101.0	$134.5	$139.5	$128.5	$95.3

Other Financial and Operating Data (in millions)	Year Ended Dec. 27, 2012	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
OIBDA (1)	$212.2	$212.5	$208.4	$183.8	$185.6
Adjusted OIBDA (1)	221.2	224.3	222.4	189.3	189.5
Adjusted OIBDA Margin (1)	49.3%	51.5%	52.0%	49.7%	51.3%
Capital Expenditures	$10.4	$13.7	$10.4	$8.6	$16.7
Founding Member Screens at Period End (2) (6)	15,528	15,265	14,997	14,401	14,331
Total Screens at Period End (3) (6)	19,359	18,670	17,302	16,803	17,313
Digital Screens at Period End (4) (6)	18,491	17,698	16,003	15,413	15,263
Total Attendance for Period (in millions) (5) (6)	690.4	636.8	637.4	667.2	643.0

Balance Sheet Data (in millions)	As of Dec. 27, 2012	As of Dec. 29, 2011	As of Dec. 30, 2010	As of Dec. 31, 2009	As of Jan. 1, 2009
Cash, cash equivalents	$10.4	$9.2	$13.8	$37.8	$34.1
Receivables, Net	98.5	96.6	100.1	89.0	92.0
Property and Equipment, Net	25.7	24.6	19.8	23.7	28.0
Total Assets	437.4	421.4	426.0	304.4	279.9
Borrowings	879.0	794.0	775.0	799.0	799.0
Members’ Deficit	(524.2)	(527.5)	(506.6)	(639.6)	(685.6)
Total Liabilities and Members’ Equity	437.4	421.4	426.0	304.4	279.9

Notes to the Selected Historical Financial and Operating Data

1.	Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs, deferred stock compensation and severance plan costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million and $4.7 million for the years ended December 31, 2009 and January 1, 2009, respectively. Regal made Consolidated Theatres’ payments to NCM LLC pursuant to the revised ESAs, which were $0 million, $0.7 million, $3.9 million, $3.2 million and $2.8 million for the years ended December 27, 2012, December 29, 2011, December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

2.	Represents the sum of NCM LLC’s founding members’ screens.

3.	Represents the total screens within NCM LLC’s advertising network.

4.	Represents the total number of screens that are connected to our DCN.

5.	Represents the total attendance within NCM LLC’s advertising network.

6.	Excludes AMC Loews for all periods prior to June 2008 and excludes Star Theatres for periods prior to April 2009 and excludes Consolidated Theatres for all periods prior to June 2011.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (in millions):

	Year Ended Dec. 27, 2012	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
Operating income	$191.8	$193.7	$190.6	$168.2	$173.2
Depreciation and amortization	20.4	18.8	17.8	15.6	12.4

OIBDA	$212.2	$212.5	$208.4	$183.8	$185.6
Severance plan costs	—	—	—	—	0.5
Share-based compensation costs/Deferred stock compensation (1)	9.0	11.8	14.0	5.5	3.4

Adjusted OIBDA	$221.2	$224.3	$222.4	$189.3	$189.5

Total Revenue	$448.8	$435.4	$427.5	$380.7	$369.5
Adjusted OIBDA margin	49.3%	51.5%	52.0%	49.7%	51.3%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with our founding members and multi-year agreements with our network affiliates. The ESAs with our founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and distribute entertainment programming in those theatres. Our advertising FirstLook pre-show and LEN programming and Fathom Event programming are distributed across our proprietary DCN and live DBN. Approximately 97% of the aggregate NCM LLC founding members and network affiliate theatre attendance is generated by theatres connected to our DCN.

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

Summary Historical and Operating Data

You should read this information in conjunction with the other information contained in this document, and our audited historical financial statements and the notes thereto included elsewhere in this document.

The following table presents operating data and Adjusted OIBDA. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share and per attendee data)	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Revenue	$448.8	$435.4	$427.5
Operating income	$191.8	$193.7	$190.6
Adjusted OIBDA	$221.2	$224.3	$222.4
Adjusted OIBDA margin	49.3%	51.5%	52.0%
Net Income*	$101.0	$134.5	$139.5
Total advertising revenue	$409.5	$386.2	$379.5
Total theatre attendance	690.4	636.8	637.4
Total advertising revenue per attendee	$0.59	$0.61	$0.60
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.54	$0.55	$0.54
Local advertising revenue per attendee	$0.12	$0.13	$0.11

*	Includes a $26.7 million loss related to the termination of interest rate swap agreements during the year ended December 27, 2012.

Basis of Presentation

The results of operations data discussed herein were derived from the audited financial statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2012, 2011 and 2010 contained 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 27, 2012	2012
December 29, 2011	2011
December 30, 2010	2010

Results of Operations

Years Ended December 27, 2012 and December 29, 2011

Revenue. Total revenue for the year ended December 27, 2012 increased $13.4 million, or 3.1% to $448.8 million, compared to $435.4 million for the 2011 period. The increase was driven by an increase in total advertising revenue of $23.3 million, or 6.0%, from $386.2 million for the year ended December 29, 2011 to $409.5 million for the year ended December 27, 2012. The increase is primarily due to a 7.9% increase in national advertising revenue (excluding beverage), a 0.6% increase in local advertising revenue and a 4.5% increase in beverage revenue.

This increase was partially offset by a decrease in Fathom Events revenue of $9.9 million, or 20.1%, from $49.2 million for the year ended December 29, 2011 to $39.3 million for the year ended December 27, 2012. Total advertising revenue (including beverage revenue) per attendee for the year ended December 27, 2012 decreased 2.1% from the year ended December 29, 2011. The following is a summary of revenue by category (in millions).

	Years Ended
	December 27,	December 29,	$ Change	% Change
	2012	2011	2011 to 2012	2011 to 2012
National advertising revenue	$288.7	$267.6	$21.1	7.9%
Local advertising revenue	81.1	80.6	0.5	0.6%
Founding member advertising revenue from beverage concessionaire agreements	39.7	38.0	1.7	4.5%
Fathom Consumer revenue	34.2	35.0	(0.8)	-2.3%
Fathom Business revenue	5.1	14.2	(9.1)	-64.1%

Total Revenue	$448.8	$435.4	$13.4	3.1%

National advertising revenue. National advertising revenue (including beverage revenue from our founding members) of $328.4 million for the year ended December 27, 2012 increased $22.8 million, or 7.5%, from $305.6 million for the 2011 period. Excluding beverage revenue from our founding members, national advertising revenue increased $21.1 million, or 7.9% to $288.7 million compared to $267.6 million for the 2011 period. Below is a discussion of the primary drivers of the growth in national advertising revenue.

•

Total attendance increased 8.4% for the year ended December 27, 2012, with our founding members increasing 4.4% and network affiliates increasing 35.2%, which includes 15 new network affiliates added to our network in 2011 and 2012.

•	Our founding members’ advertising revenue from beverage concessionaire agreements increased 4.5% due to a 4.4% increase in NCM LLC’s founding members’ attendance.

•

Online and mobile revenue increased 52.4% during 2012 compared to 2011 as the company continues to place more focus on the online and mobile market, including selling advertising that combines on-screen, lobby and online and mobile marketing components.

•	Branded content revenue increased 44.7% during 2012 compared to 2011, due to more branded content contracts sold.

•

National inventory utilization decreased to 98.8% for the year ended December 27, 2012 compared to 100.3% for the 2011 period as a result of a larger impression base in 2012 generated by an 8.4% attendance increase. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded should market demand dictate.

•

National advertising CPMs (excluding beverage revenue) decreased 2.5% during 2012 due to pricing pressure in the broader advertising marketplace and a higher number of long-form (longer than 30 seconds) advertisements.

Local advertising revenue. Local advertising revenue increased $0.5 million, or 0.6% to $81.1 million for the year ended December 27, 2012 compared to $80.6 million for the 2011 period. The Company’s number of local advertising contracts increased 4.6% as our smaller clients began to spend again with the improving economic climate. The number of our network screens increased 3.7%, and the average contract value increased 1.0% due to an increase in the number of regional contracts. The increase is partially offset by a 7.9% decrease in local revenue per theatre attendee.

Fathom Events revenue. Fathom Events revenue decreased $9.9 million, or 20.1% to $39.3 million for the year ended December 27, 2012 compared to $49.2 million for the 2011 period. The decrease was primarily from Fathom Business Events revenue that decreased $9.1 million as this division was wound-down and shifted back to our founding member circuits during the first quarter of 2012 per the terms of the ESA, and a decrease in Fathom Consumer Events revenue of $0.8 million, or 2.3%, to $34.2 million for the year ended December 27, 2012 from $35.0 million for the year ended December 29, 2011. The decrease in Fathom Consumer revenue was due to a 13.5% decrease in events and 6.8% decrease in average event ticket price, offset by a 5.0% increase in paid event attendance, related to a focus on higher quality events.

Operating expenses. Total operating expenses for the year ended December 27, 2012 were $257.0 million, an increase of 6.3%, from $241.7 million for the 2011 period. Below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs increased $6.7 million, or 27.2%, from $24.6 million for the year ended December 29, 2011 to $31.3 million for the year ended December 27, 2012. This increase was primarily the result of a $6.5 million increase in payments made to our advertising affiliates primarily due to a 3.7% increase in network affiliate screens, as well as the increase in national advertising revenue (excluding beverage revenue). As a percentage of total network screens, affiliate screens increased from 18.2% as of December 29, 2011 to 19.7% as of December 27, 2012.

Fathom Events operating costs. Fathom Events operating costs decreased $5.1 million, or 15%, from $34.1 million for the year ended December 29, 2011 to $29.0 million for the year ended December 27, 2012. The decrease was primarily due to a decrease in costs associated with the Fathom Business Events division which declined $5.0 million as this division was wound-down in the first quarter of 2012. The Fathom Consumer Events division operating costs were approximately the same as 2011, consistent with the relatively flat year to year revenue.

Network costs. Network costs increased $1.2 million, or 6.5%, from $17.7 million for the year ended December 29, 2011 to $18.9 million for the year ended December 27, 2012. The increase was primarily due to an increase in year-end performance bonuses due to a better performance against internal goals and an increase in the average number of total network screens during 2012 compared to 2011.

Theatre access fees. Theatre access fees increased $9.1 million, or 16.4%, from $55.4 million for the year ended December 29, 2011 to $64.5 million for the year ended December 27, 2012. The increase was due in part to contractual rate increases specified in the ESA, including an annual 5% rate increase per digital screen and an 8% increase in the payment per patron fee which occurs every five years with the first such increase taking effect in 2012. Theatre access fees also increased due to our founding member attendance increasing by 8.4% for 2012, compared to 2011. In addition, payments to our founding members to obtain access to higher quality digital cinema equipment increased due to a higher number of our founding member theatres equipped with this technology.

Selling and marketing costs. Selling and marketing costs increased $0.7 million, or 1.2%, from $59.8 million for the year ended December 29, 2011 to $60.5 million for the year ended December 27, 2012. This increase was primarily due to an increase in advertising related selling and marketing costs of $5.1 million, offset by a decrease in selling and marketing costs associated with the Fathom Events of $3.6 million, and a decrease in stock-based compensation expense of $0.6 million. Advertising related selling and marketing costs increased due to an increase in online publisher expense (related to the increase in online revenue), increase in commission expense related to higher online and mobile revenue (related to the increase in online revenue), and an increase in promotional and merchandising expense. The $3.6 million decrease in Fathom Events selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs increased $2.7 million, or 15.4%, from $17.6 million for the year ended December 29, 2011 to $20.3 million for the year ended December 27, 2012. The increase was primarily due to a $0.9 million increase in salaries, a $0.7 million increase in performance bonus expense and a $0.4 million increase in health and 401k benefit expenses. These were partially offset by miscellaneous administrative expenses.

Administrative fee – managing member. Administrative fee-managing member for the year ended December 27, 2012 was $12.1 million compared to $13.7 million for the 2011 period, a decrease of 11.7%. This decrease was primarily due to reduced non-cash share based compensation expense as well as lower cash incentive payments to reflect not reaching internal annual financial targets.

Depreciation and amortization. Depreciation and amortization expense increased $1.6 million to $20.4 million for the year ended December 27, 2012, compared to $18.8 million for the year ended December 29, 2011 primarily from increased amortization expense recognized on intangible assets for new network affiliate agreements added during late 2011 and 2012.

Net income. Net income decreased $33.5 million, or 33.2%, from $134.5 million for the year ended December 29, 2011 to $101.0 million for the year ended December 27, 2012. The decrease was due primarily to a $26.7 million loss on the termination of our interest rate swap agreement associated with the portion of our term loan that was paid down during the second quarter of 2012 with the proceeds from the issuance of our Senior Secured Notes. Additionally, the decrease in net income was due to a $7.5 million increase in interest on borrowings due primarily to the higher interest rates of the Senior Unsecured Notes in July 2011 and to a lesser extent the issuance of our Senior Secured Notes in April 2012. These decreases in net income were partially offset by a $6.7 million impairment charge incurred during the year ended December 29, 2011, that we did not incur during the year ended December 27, 2012.

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

Local advertising revenue increased $10.3 million, or 14.7%, to $80.6 million for the year ended December 29, 2011 compared to $70.3 million for the 2010 period. The increase was due to the continued expansion of our network that resulted in better geographic coverage allowing us to sell more effectively to larger regional clients and nationally recognized clients that placed ads regionally. The Company’s number of local advertising contracts decreased 7.5% due to the continued impact of the weak economy on smaller businesses, while the average contract value increased 23.4% due to increased sales to larger regional clients or nationally recognized clients placing ads regionally. Local revenue per theatre attendee increased 15.5% to $0.12 per attendee for the full year of 2011 compared to $0.11 for the 2010 period, due to the increase in revenue combined with a 0.1% decrease in theatre attendance.

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

Net income. Net income generated for the year ended December 29, 2011 was $134.5 million, a decrease of 3.6% compared to $139.5 million for the year ended December 30, 2010. The decrease was due to a $6.7 million non-operating impairment charge related to our investment in RMG as discussed in Note 10 – Fair Value Measurements to the financial statements included elsewhere in this document. Additionally, net interest expense increased $6.3 million due to the third quarter 2011 amendment of our credit facility and completion of the issuance of $200.0 million in 7.875% Senior Notes due in 2021 (see Note 6—Borrowings to the audited financial statements included elsewhere in this document), including the $1.5 million non-cash charge for deferred loan fees associated with the portion of the existing credit facility that was prepaid with the proceeds from the Senior Notes. The increase in interest expense was offset by $4.0 million non-cash decrease in the charge related to the change in derivative fair value related to an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and Fathom live broadcast locations. During 2012, we added several new affiliate theatres to our national network including: Cinema Supply, Incorporated, Dickinson Theatres, Inc., Far Away Entertainment, King Theatres Circuit LLC, Star Cinema Grill, Texas Cinemas, Corp., O’Neil Entertainment Group, United Entertainment Corp, Fairchild Cinemas, Inc., Loeks Theatres, Inc. (Celebration! Cinema), Kerasotes ICON Theatres and Rocky Mountain Cinemas, Inc. d.b.a. Aurora Cinema Grill, and during the fourth quarter of 2012 and first quarter of 2013 we have contracted to add HM Theaters, Inc. and Marquee Cinemas, Inc. which will join our advertising network in the first and second quarter, respectively, of 2013. In total, these contracted new affiliate theatres that have joined our network during 2012 and early 2013 are expected to add approximately 25 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 350 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2012 and in 2011, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to our founding members in 2013.

In consideration for access to our founding members’ theatre attendees for on-screen advertising and use of off-screen locations within our founding members’ theatres for the LEN and lobby promotions, our founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect in 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all our founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to our members included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business; this additional fee increased in 2012 and will continue to increase in 2013 as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of December 27, 2012, 96% of our network screens were showing advertising on higher quality digital cinema projectors versus 95% as of December 29, 2011.

During the first quarter of 2012, we restructured Fathom Events by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. We continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by our founding members or to support events staged for our major advertising clients.

During 2012 and 2011, we amended our senior secured credit facility and issued new Senior Unsecured Notes and Senior Secured Notes. These transactions are described in Note 6—Borrowings to the audited financial statements. As a result of these transactions we have extended the average maturities of our debt by 6.3 years to 8.4 years as of December 27, 2012 and our cash interest expense on borrowings is projected to decrease approximately $3.5 million for 2013 compared to 2012, before the amortization of Other Comprehensive Income (“OCI”).

Our fiscal year 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, we received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by our founding members at or around the date of NCM, Inc.’s IPO. As we are a pass-through entity for federal income tax purposes, there will be no direct impact to our financial statements. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in our tax basis. This could result in a net increase in deferred tax assets and equity of NCM, Inc.

NCM, Inc., in its capacity as our tax matters partner, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of our federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified us that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60 Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011. We submitted its written letter of protest to the IRS in July 2012 and believe the IRS’ position lacks merit and are disputing the adjustments through the administrative appeals process. In December 2012, we were notified by the IRS that its case had formally been transferred from examination to administrative appeals. An appeals conference is scheduled for May 14, 2013.

Our net income could fluctuate significantly with interest rate fluctuations related to our borrowings. We believe these fluctuations may continue. See Note 6—Borrowings to the audited financial statements included elsewhere in this document.

Financial Condition and Liquidity

Liquidity

As of December 27, 2012, our cash, cash equivalents and short-term and long-term marketable securities balance was $10.7 million, an increase of $1.5 million compared to the balance of $9.2 million as of December 29, 2011. At December 27, 2012, we had $110.0 million of borrowing availability on our revolving credit facility, resulting in total liquidity availability of $120.7 million compared to $84.2 million at December 29, 2011. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to our founding members and managing member, interest payments on our term loan, the Senior Secured Notes and Senior Unsecured Notes, and principal payments on debt.

We have generated and used cash as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Operating cash flow	$97.2	$177.2	$163.6
Investing cash flow	$(17.4)	$(29.4)	$(7.1)
Financing cash flow	$(78.6)	$(152.4)	$(180.5)

Cash Flows – Years Ended December 27, 2012 and December 29, 2011

Operating Activities. The decrease in cash provided by operating activities for the year ended December 27, 2012 versus the 2011 period was primarily due to the $63.4 million paid for the swap terminations and an increase in interest on borrowings.

Investing Activities. The cash used in investing activities for the year ended December 27, 2012 decreased compared to the year ended December 29, 2011. The decrease was attributable to lower capital expenditures of $3.1 million and the purchases of intangible assets decreased by $8.7 million.

Financing Activities. The decrease in cash used for financing activities for the year ended December 27, 2012 versus the 2011 period was primarily due to an increase in cash proceeds from borrowings, net of payments of $67.2 million related to the issuance of the Senior Secured Notes during the period and an increase in our term loan in the fourth quarter. Additionally, the distribution to our founding members and managing member decreased $16.5 million from the period ended December 29, 2011 to the period ended December 27, 2012. The overall increase is partially offset by an increase of $4.9 million in payments of our debt issuance costs.

Cash Flows – Years Ended December 29, 2011 and December 30, 2010

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

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes available cash distributions from existing cash balances and availability under the revolving credit facility. Refer to Note 6 – Borrowings to the financial statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2011 and 2012.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash distributions to NCM, Inc. and our founding members can be impacted by the seasonality in advertising revenues, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (our founding members and NCM, Inc.). The available cash distribution to our founding members and for the year ended December 27, 2012 was $149.5 million, of which $72.7 million was distributed to NCM, Inc.

Capital Expenditures

Our capital expenditures have typically been capitalized software upgrades for our DCS and advertising proposal and inventory management system being developed primarily by our programmers, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended December 27, 2012 were $10.4 million (including $3.2 million associated with network affiliate additions) compared to $13.7 million (including $4.4 million associated with network affiliate additions) for the 2011 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within our founding members’ theatres have been made by our founding members under the ESAs. We expect they will continue to be made by our founding members in accordance with the ESAs.

We expect to make approximately $11.0 million to $13.0 million of capital expenditures in fiscal 2013, primarily for upgrades to our DCS distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our internet site, mobile apps and network equipment related to currently contracted network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. Our capital expenditures may be increased should we decide to add any additional network affiliates to our network. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

Our senior secured credit facility consists of a $124.0 million revolving credit facility and a $265.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of our assets. On July 5, 2011, we completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the exchange offer was completed on September 22, 2011. On April 27, 2012, we completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the exchange offer was completed on November 27, 2012. For further information see Note 6—Borrowings to the audited financial statements located elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which we were in compliance at December 27, 2012, including maintaining a net senior secured leverage ratio of 6.5 times on a quarterly basis. We are permitted to make quarterly dividend payments and other payments based on our leverage ratios so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as our net senior secured leverage ratio is below 6.5 times and we are in compliance with its debt covenants. If there are limitations on the restricted payments, we may not declare or pay any dividends, or make any payments on our account, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for our obligations. When these restrictions are effective, we may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. We can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to our founding members.

As of December 27, 2012, our net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Critical Accounting Policies

The significant accounting policies of the Company are described in Note 1 of the financial statements included elsewhere in this document. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Share-based compensation. NCM, Inc.’s Equity Incentive Plan is treated as an equity plan under the provisions of Accounting Standards Codification (“ASC”) 718 – Compensation – Stock Compensation, and the determination of fair value of options and non-vested stock for accounting purposes requires that management make complex estimates and judgments.

NCM, Inc. utilizes the Black-Scholes option pricing model to estimate the fair value of its options. This model requires that NCM, Inc. make estimates of various factors used. The following assumptions were used in the valuation of the options:

•

Expected life of options—The expected life of the options is determined by using the average of the vesting and contractual terms of the options. Due to the length of time over which NCM, Inc.’s options have been outstanding, NCM, Inc. has not developed a historical option exercise experience and has determined that the simplified method is a reasonable basis to estimate the expected life of the options.

•	Risk free interest rate—The risk-free interest rate is determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•

Expected volatility—NCM, Inc. closed its IPO on February 13, 2007. Since the length of time NCM, Inc.’s shares have been publicly traded is shorter than the contractual terms of our options, we believe historical volatility may not be completely representative of future stock price trends. As a result, we derive a weighted expected volatility based on comparable companies as well as on NCM, Inc.’s historical volatility.

•	Dividend yield—The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy.

•	Forfeiture rate –NCM, Inc.’s forfeiture rate is based on management’s expectations of potential separation of employees.

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

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 5 – Related-Party Transactions to the audited financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “—Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations as of December 27, 2012 were as follows:

	Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
	(in millions)
Borrowings(1)	$879.0	$—	$14.0	$—	$865.0
Future cash interest on borrowings (2)	448.4	49.6	101.8	106.3	190.7
Office leases	18.0	2.5	5.0	4.6	5.9
Network affiliate agreements (3)	47.3	9.9	18.6	14.7	4.1

Total contractual cash obligations	$1,392.7	$62.0	$139.4	$125.6	$1,065.7

(1)	We have a $124.0 million variable rate revolving credit facility of which $14.0 million was outstanding as of December 27, 2012. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(2)	The amounts of future cash interest payments in the table above are based on the amount outstanding on the Senior Secured and Senior Unsecured Notes, term loan and estimated rates of interest over the term of the variable rate revolving credit facility and term loan. The Senior Unsecured Notes due in 2021 are at a fixed rate of 7.875%. The Senior Secured Notes due in 2022 are at a fixed rate of 6.00%. In addition, we have a variable rate term loan and revolving credit facility. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above. In addition to the cash interest, we expect to amortize $10.3 million and $10.0 million in 2013 and 2014 respectively, related to our terminated interest rate swap agreements as discussed in Note 11- Derivative Instruments and Hedging Activities in the footnotes to the audited financial statements.

(3)	The value in this table represents the maximum potential payout under our revenue guarantees to our network affiliates. No revenue guarantee amounts have ever been paid under these agreements as such guarantees have been less than the revenue share calculations specified in the affiliate agreements, and no liabilities were recorded as of December 27, 2012. For additional details see the information provided under Note 9 – Commitments and Contingencies to the financial statements included elsewhere in this document.

The amended and restated ESAs entered into at the completion of NCM, Inc.’s IPO require payments based on a combination of our founding members’ attendance and the number of digital screens of each NCM LLC founding member. The amount relating to the attendance factor will vary from quarter to quarter and year to year as theatre attendance varies, while the amount relating to the screens factor will be more predictable, but will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of our founding members. The payments made to our founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The rate per attendee increases 8% every five years while the rate per digital screen increases 5% annually. The table above does not include amounts payable under the amended and restated ESAs as they are based on variable factors, which are not capable of precise estimation.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and the number of Fathom Events. Both advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theatre attendance levels. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2010, 2011 and 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes bear interest at fixed rates, and therefore are not subject to market risk. As of December 27, 2012, the interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $265.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14.0 million and $265.0 million outstanding as of December 27, 2012 on our revolving credit facility and term loan, respectively.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of December 27, 2012, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of NCM, Inc., our manager, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 27, 2012 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 27, 2012, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 27, 2012 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 27, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The information required by this item regarding directors of NCM, Inc. is incorporated herein by reference from NCM, Inc.’s Proxy Statement under the heading “Proposal 1 – Election of Directors.” The information required by this item regarding executive officers of NCM, Inc. is incorporated herein by reference from NCM, Inc.’s Annual Report on Form 10-K under the heading “Item 1. Business – Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this item regarding compensation of executive officers and directors of NCM, Inc. is incorporated herein by reference from NCM, Inc.’s Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of directors, executive officers and holders of more than 5% of a class of NCM, Inc.’s voting securities, see NCM, Inc.’s Proxy Statement under the heading “Beneficial Ownership,” which information is incorporated herein by reference.

For equity incentive plan information, see NCM, Inc.’s Proxy Statement under the heading “Equity Incentive Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see NCM, Inc.’s Proxy Statement under the heading “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

For information with respect to NCM, Inc. director independence, see NCM, Inc.’s Proxy Statement under the heading “Proposal 1- Election of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item with respect to principal accounting fees and services is incorporated herein by reference from NCM, Inc.’s Proxy Statement under the heading “Fees Paid to Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(b) Exhibits

See Exhibit Index, beginning on page 47.

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

NATIONAL CINEMEDIA, LLC (Registrant)

Dated: March 21, 2013	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 21, 2013	/s/ David J. Oddo
David J. Oddo
Vice President and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kurt C. Hall Kurt C. Hall	President, Chief Executive Officer (Principal Executive Officer)	March 21, 2013

/s/ David J. Oddo David J. Oddo	Vice President and Interim Co-Chief Financial Officer (Principal Financial Officer)	March 21, 2013

/s/ Jeffrey T. Cabot Jeffrey T. Cabot	Senior Vice President and Interim Co-Chief Financial Officer (Principal Accounting Officer)	March 21, 2013

/s/ Lawrence A. Goodman Lawrence A. Goodman	Director	March 21, 2013

/s/ David R. Haas David R. Haas	Director	March 21, 2013

/s/ James R. Holland, Jr. James R. Holland, Jr.	Director	March 21, 2013

/s/ Stephen L. Lanning Stephen L. Lanning	Director	March 21, 2013

/s/ Gerardo I. Lopez Gerardo I. Lopez	Director	March 21, 2013

/s/ Edward H. Meyer Edward H. Meyer	Director	March 21, 2013

/s/ Amy E. Miles	Director	March 21, 2013
Amy E. Miles

/s/ Lee Roy Mitchell	Director	March 21, 2013
Lee Roy Mitchell

/s/ Scott N. Schneider	Director	March 21, 2013
Scott N. Schneider

INDEX TO EXHIBITS

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

3.3	(32)	Certificate of Formation of National CineMedia, LLC

4.1	(33)	Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.2	(33)	Form of 7.875% Senior Notes due 2021 (included in Exhibit 10.13.2).

4.3	(34)	Registration Rights Agreement, dated as of July 5, 2011, by and between National CineMedia, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein.

4.4	(40)	Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.5	(40)	Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.4).

4.6	(41)	Registration Rights Agreement, dated as of April 27, 2012, by and between National CineMedia, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, LLC

10.1.1	(20)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, LLC

10.1.2	(24)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, LLC

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(16)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.2	(25)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.3	(37)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and American Multi-Cinema, Inc.

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.1	(17)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.2	(26)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.3	(38)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Cinemark USA, Inc.

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.1	(18)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.2	(27)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.3	(39)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Regal Cinemas, Inc.

10.5	(3)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, LLC, American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

Exhibit	Reference	Description

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.7.1	(15)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, LLC, National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, LLC and National CineMedia, LLC.

10.13	(47)	Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.

10.13.1	(48)	Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, National CineMedia, LLC and Kurt C. Hall. +

10.14.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, LLC, National CineMedia, LLC and Kurt C. Hall. +

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, National CineMedia, LLC and Clifford E. Marks. +

10.15.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, LLC, National CineMedia, LLC and Clifford E. Marks. +

10.16	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, National CineMedia, LLC and Gary W. Ferrera. +

10.16.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, LLC, National CineMedia, LLC and Gary W. Ferrera. +

10.17	(22)	Separation Agreement and Release and Consulting Agreement dated as of December 2, 2009 by and among National CineMedia, LLC, National CineMedia, LLC and Thomas C. Galley. +

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, LLC, National CineMedia, LLC and Ralph E. Hardy. +

10.19	(31)	National CineMedia, LLC 2007 Equity Incentive Plan, as amended. +

10.20	(4)	Form of Option Substitution Award. +

10.21	(5)	Form of Restricted Stock Substitution Award. +

10.22	(6)	Form of Stock Option Agreement. +

10.22.1	(19)	Form of 2009 Stock Option Agreement. +

10.22.2	(29)	Form of 2010 Stock Option Agreement. +

10.22.3	(36)	Form of 2011 Stock Option Agreement. +

10.22.4	(49)	Form of 2012 Stock Option Agreement. +

10.23	(7)	Form of Restricted Stock Agreement. +

10.23.1	(19)	Form of 2009 Restricted Stock Agreement. +

10.23.2	(29)	Form of 2010 Restricted Stock Agreement. +

10.23.3	(36)	Form of 2011 Restricted Stock Agreement. +

10.23.4	(49)	Form of 2012 Restricted Stock Agreement. +

10.23.5	(49)	Form of 2013 Restricted Stock Agreement (Time Based). +

Exhibit	Reference	Description

10.23.6	(50)	Form of 2013 Restricted Stock Agreement (Performance Based). +

10.24	(8)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.24.1	(43)	Confirmation of Partial Termination of Swap, dated May 21, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.

10.24.2	(50)	Cancellation of Swap, dated November 26, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.

10.25	(9)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(10)	National CineMedia, LLC Executive Officer 2007 Performance Bonus Plan +

10.27	(11)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.27.1	(44)	Confirmation of Partial Termination of Swap, dated May 22, 2012, between National CineMedia, LLC and Credit Suisse International.

10.27.2	(50)	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Credit Suisse International.

10.28	(12)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(13)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.29.1	(45)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.29.2	(50)	Cancellation of Swap, dated January 9, 2013, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(14)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.34	(19)	Form of Restricted Stock Unit Agreement. +

10.35	(21)	National CineMedia, LLC 2009 Performance Bonus Plan +

10.36	(29)	ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.

10.37	(29)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.

10.37.1	(46)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and Barclays Bank PLC.

10.37.2	(50)	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Barclays Bank PLC.

10.38	(23)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.

10.39	(28)	National CineMedia, LLC 2010 Performance Bonus Plan. +

10.40	(30)	National CineMedia, LLC 2011 Performance Bonus Plan. +

10.41	(35)	Employment Agreement dated as of August 24, 2011, by and among National CineMedia, LLC, National CineMedia, LLC and Earl B. Weihe. +

10.42	(42)	National CineMedia, LLC 2012 Performance Bonus Plan. +

12.1*		Computation of ratio of earnings to fixed charges

31.1*		Rule 13a-14(a) Certification of Chief Executive Officer

31.2*		Rule 13a-14(a) Certification of Chief Financial Officer

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Management contract.
(1)	Incorporated by reference to Exhibit 3.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 4.4 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(5)	Incorporated by reference to Exhibit 4.5 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.6 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 4.7 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(8)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(9)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(10)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.
(11)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(12)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.4 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(15)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.
(16)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(17)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(18)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(19)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.
(20)	Incorporated by reference to Exhibit 10.1.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.
(21)	Incorporated by reference to Appendix A from NCM, Inc.’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 19, 2009.
(22)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on December 21, 2009.
(23)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 14, 2010.
(24)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(25)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(26)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(27)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(28)	Incorporated by reference to Appendix A from NCM, Inc.’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 18, 2010.
(29)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on March 9, 2010.

(30)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(31)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(32)	Incorporated by reference to Exhibits of the same number from the Registrant’s Registration Statement on Form S-4 (File No. 333-176056) filed August 4, 2011.
(33)	Incorporated by reference to Exhibit 4.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(34)	Incorporated by reference to Exhibit 4.3 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(35)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 26, 2011.
(36)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 25, 2011.
(37)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(38)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(39)	Incorporated by reference to Exhibit 10.3 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(40)	Incorporated by reference to Exhibit 4.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(41)	Incorporated by reference to Exhibit 4.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(42)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 4, 2012.
(43)	Incorporated by reference to Exhibit 10.7 to NCM, Inc.’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(44)	Incorporated by reference to Exhibit 10.8 to NCM, Inc.’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(45)	Incorporated by reference to Exhibit 10.9 to NCM, Inc.’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(46)	Incorporated by reference to Exhibit 10.10 to NCM, Inc.’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(47)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(48)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(49)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 24, 2012.
(50)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 22, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 27, 2012 and December 29, 2011 and the related statements of income, comprehensive income, members’ equity / (deficit) and cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 27, 2012 and December 29, 2011, and the results of its operations and its cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 20, 2013

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	As of December 27, 2012	As of December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.4	$9.2
Receivables, net of allowance of $4.5 and $4.3, respectively	98.5	96.6
Prepaid expenses	2.4	1.7
Prepaid administration fees to managing member	0.8	1.0

Total current assets	112.1	108.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $63.1 and $54.8, respectively	25.7	24.6
Intangible assets, net of accumulated amortization of $32.5 and $20.8, respectively	280.3	274.9
Debt issuance costs, net of accumulated amortization of $12.2 and $9.8, respectively	18.3	12.6
Other investment	0.8	0.2
Other non-current assets	0.2	0.6

Total non-current assets	325.3	312.9

TOTAL	$437.4	$421.4

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$19.8	$22.0
Amounts due to managing member	15.3	21.2
Accrued expenses	18.3	16.2
Current portion of interest rate swap agreements	—	24.0
Accrued payroll and related expenses	9.6	9.0
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	13.9	12.8
Deferred revenue	5.7	2.9

Total current liabilities	82.6	108.1
NON-CURRENT LIABILITIES:
Long-term debt	879.0	794.0
Interest rate swap agreements	—	46.8

Total non-current liabilities	879.0	840.8

Total liabilities	961.6	948.9

COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBERS’ EQUITY/(DEFICIT) (including accumulated other comprehensive loss of $21.9 and $56.9 million, respectively)	(524.2)	(527.5)

TOTAL	$437.4	$421.4

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
REVENUE:
Advertising (including revenue from founding members of $39.9, $38.2 and $38.5, respectively)	$409.5	$386.2	$379.5
Fathom Events	39.3	49.2	48.0

Total	448.8	435.4	427.5

OPERATING EXPENSES:
Advertising operating costs (including $4.2, $3.4 and $0.1 to related party affiliates, respectively)	31.3	24.6	21.7
Fathom Events operating costs (including $5.9, $9.3 and $8.6 to founding members, respectively)	29.0	34.1	32.4
Network costs	18.9	17.7	20.0
Theatre access fees—founding members	64.5	55.4	52.6
Selling and marketing costs (including $1.1, $1.1 and $1.2 to founding members, respectively)	60.5	59.8	57.9
Administrative and other costs	20.3	17.6	17.9
Administrative fee – managing member	12.1	13.7	16.6
Depreciation and amortization	20.4	18.8	17.8

Total	257.0	241.7	236.9

OPERATING INCOME	191.8	193.7	190.6

NON-OPERATING EXPENSES:
Interest on borrowings	56.7	49.2	44.4
Change in derivative fair value	1.0	1.3	5.3
Loss on swap terminations	26.7	—	—
Impairment on investment and other non-operating expense	5.8	8.4	0.2

Total	90.2	58.9	49.9

INCOME BEFORE INCOME TAXES	101.6	134.8	140.7
Income tax expense	0.6	0.3	0.5
Equity loss from investment, net	—	—	$0.7

NET INCOME	$101.0	$134.5	$139.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
NET INCOME	$101.0	$134.5	$139.5
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on cash flow hedges	35.1	1.4	(10.9)

COMPREHENSIVE INCOME	$136.1	$135.9	$128.6

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—January 1, 2010	101,557,505	$(639.6)
Capital contribution from founding members	472,259	3.5
Distribution to managing member	—	(71.0)
Distribution to founding members	—	(85.1)
Units issued for purchase of intangible asset	8,722,428	151.3
Comprehensive Income	—	128.6
Share-based compensation issued		(0.1)
Share-based compensation expense/capitalized	—	5.8

Balance—December 30, 2010	110,752,192	$(506.6)

Capital contribution from managing member	385,128	5.5
Distribution to managing member	—	(78.7)
Distribution to founding members	—	(83.0)
Equity returned from purchase of intangible asset	(322,751)	(5.5)
Comprehensive Income	—	135.9
Share-based compensation issued	—	(0.1)
Share-based compensation expense/capitalized	—	5.0

Balance—December 29, 2011	110,814,569	$(527.5)

Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive Income	—	136.1
Share-based compensation issued	—	(0.0)
Share-based compensation expense/capitalized	—	4.3

Balance—December 27, 2012	112,017,835	$(524.2)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.0	$134.5	$139.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.4	18.8	17.8
Non-cash share-based compensation	4.3	4.8	5.6
Net unrealized loss on hedging transactions	1.0	1.3	5.3
Impairment on investment	—	6.7	—
Equity loss from investment	—	—	0.7
Amortization of debt issuance costs	2.4	2.3	1.9
Write-off of debt issuance costs	5.9	1.5	—
Other non-cash operating activities	—	—	0.6
Loss on swap terminations	26.7	—	—
Payment for swap terminations	(63.4)	—	—
Changes in operating assets and liabilities:
Receivables, net	(2.5)	3.3	(11.1)
Accounts payable and accrued expenses	3.5	9.7	(1.6)
Amounts due to/from founding members and managing member	(5.0)	(4.6)	4.1
Other, net	2.9	(1.1)	0.8

Net cash provided by operating activities	97.2	177.2	163.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.4)	(13.5)	(10.1)
Proceeds from sale of property and equipment to founding member	—	—	3.0
Payment from NCM LLC’s founding members for intangible assets	0.2
Purchases of intangible assets from affiliates	(7.2)	(15.9)	—

Net cash used in investing activities	(17.4)	(29.4)	(7.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	546.0	335.0	124.3
Repayments of borrowings	(461.0)	(317.2)	(152.5)
Payment of debt issuance costs	(14.0)	(9.1)	—
Founding member integration payments	—	1.9	3.9
Distributions to founding members and managing member	(151.9)	(168.4)	(159.6)
Unit settlement of share-based compensation	2.3	5.4	3.4

Net cash used in financing activities	(78.6)	(152.4)	(180.5)

CHANGE IN CASH AND CASH EQUIVALENTS	1.2	(4.6)	(24.0)
CASH AND CASH EQUIVALENTS:
Beginning of period	9.2	13.8	37.8

End of period	$10.4	$9.2	$13.8

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Supplemental disclosure of non-cash financing and investing activity:
Accrued distributions to founding members and managing member	$40.7	$43.1	$49.8
Purchase of an intangible asset with equity (equity returned)	$10.1	$(5.5)	$151.3
Increase in cost method investment	$0.6	$0.2	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$50.7	$39.2	$49.8
Cash paid for income taxes	$0.6	$0.3	$0.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National CineMedia, LLC (“NCM LLC” or “the Company”) commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing us to distribute advertising, Fathom entertainment programming events and corporate events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” The Company also provides the Services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

As of December 27, 2012, the Company had 112,017,835 common membership units outstanding, of which 54,486,259 (48.6%) were owned by NCM, Inc., 22,113,150 (19.7%) were owned by Regal, 18,094,644 (16.2%) were owned by Cinemark, and 17,323,782 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM, LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings

Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and interest rate swaps. Actual results could differ from those estimates.

Significant Accounting Policies

Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

Segment Reporting— Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280 – Segment Reporting. Fathom Events is an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 12 – Segment Reporting.

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

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 27, 2012 were $3.0 million and $1.3 million, respectively, $1.6 million and $1.1 million for the year ended December 29, 2011 and $1.5 million and $1.1 million for the year ended December 30, 2010.

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

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time.

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

Restricted Cash—As of December 27, 2012 and December 29, 2011, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on our New York office.

Marketable Securities—Marketable securities are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of December 27, 2012, there were no customers or advertising agency groups which accounted for more than 10% of the gross receivables balance or advertising revenues. As of December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenues representing approximately 15% of the Company’s outstanding gross receivables balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenues.

Receivables consisted of the following (in millions):

	Years Ended
	December 27, 2012	December 29, 2011
Trade accounts	$101.8	$98.4
Other	1.2	2.5 .5.5
Less allowance for doubtful accounts	(4.5)	(4.3)

Total	$98.5	$96.6

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 – Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2012 and December 29, 2011, the Company had a net book value of $10.4 million and $9.3 million, respectively, of capitalized software and website development costs. Approximately $4.1 million, $4.8 million and $6.5 million was recorded for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, in depreciation expense. For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company recorded $0.8 million, $0.9 million and $1.2 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company has not recorded impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Refer to Note 3 – Intangible Assets.

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly

Income Taxes—As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive income/(loss) consists of the fair value of derivative instruments and income of $35.1 million, income of $1.4 million and a loss of $10.9 million as of December 27, 2012, December, 29, 2011 and December 30, 2010, respectively.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 6 – Borrowings, there is a balance of $18.3 million and $12.6 million in deferred financing costs as of December 27, 2012 and December 29, 2011, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Beginning Balance	$12.6	$7.3	$9.2
Debt issuance payments	14.0	9.1	—
Amortization of debt issuance costs	(2.4)	(2.3)	(1.9)
Write-off of debt issuance costs	(5.9)	(1.5)	—

Ending balance	$18.3	$12.6	$7.3

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Other Investment—The Company received equity securities in a privately held company as consideration for an advertising contract. The equity securities are accounted as a cost method investment. At December 27, 2012 and December 29, 2011, the carrying amount of the investment was $0.8 million and $0.2 million, respectively. There were no identified events or changes in circumstances that had an adverse effect on the fair value of the investment.

Share-Based Compensation—NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation cost of non-vested stock is valued based on the market price on the grant date, the probability of vesting and is expensed over the vesting period. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of the Company. Refer to Note 7 – Share Based Compensation.

Fair Value Measurements—Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. The Company utilizes certain derivative instruments to enhance its ability to manage these risks. In accordance with ASC 815 – Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in the Statements of Operations. Refer to Note 11 – Derivative Instruments and Hedging Activities.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12 – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 indefinitely defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company’s financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of December 27, 2012	As of December 29, 2011
Equipment, computer hardware and software	$84.3	$73.7
Leasehold Improvements	3.4	3.4
Less accumulated depreciation	(63.1)	(54.8)

Subtotal	24.6	22.3
Construction in Progress	1.1	2.3

Total property and equipment	$25.7	$24.6

For the years ended December 27, 2012, December 29, 2011, and December 30, 2010, the Company recorded depreciation expense of $8.7 million, $8.8 million, and $11.4 million, respectively.

3. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights with the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10 – Intangibles – Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services.

The following is a summary of the Company’s intangible assets (in millions):

	As of December 29, 2011	Additions (1)	Amortization	Other (2)	As of December 27, 2012
Gross carrying amount	$295.7	$17.1	$—	$—	$312.8
Accumulated amortization	(20.8)	—	(11.7)	—	(32.5)

Total intangible assets, net	$274.9	$17.1	$(11.7)	$—	$280.3

	As of December 30, 2010	Additions (3)	Amortization	Other (2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	$—	$(0.7)	$295.7
Accumulated amortization	(10.8)	—	(10.0)	—	(20.8)

Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

(1)	During the first quarter of 2012, the Company issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2011. The Company recorded a net intangible asset of $9.9 million in the first quarter of 2012 as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

During 2012, the Company purchased intangible assets for $7.2 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

(2)	See Note 5 – Related-Party Transactions for further information on integration payments.
(3)	During the first quarter of 2011, our founding members returned a net 322,751 common membership units to NCM LLC. This results in an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access in accordance with the ESA, to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, the Company recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million.

During 2011, the Company purchased intangible assets for $15.9 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

As of December 27, 2012 and December 29, 2011, the Company’s intangible assets associated to the founding members, net of accumulated amortization was $258.7 million and $259.4 million, respectively with weighted average remaining lives of 23.6 years and 25.2 years as of December 27, 2012 and December 29, 2011, respectively.

As of December 27, 2012 and December 29, 2011, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $21.6 and $15.5 million, respectively with weighted average remaining lives of 19.7 years and 19.2 years as of December 27, 2012 and December 29, 2011, respectively.

For the years ended December 27, 2012, December 29, 2011 and December 30, 2010 the Company recorded amortization expense of $11.7 million, $10.0 million and $6.4 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2013	$12.1
2014	12.1
2015	12.1
2016	12.1
2017	12.1

4. ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of December 27, 2012	As of December 29, 2011
Make-good reserve	$1.2	$2.7
Accrued interest	12.9	9.5
Deferred rent	2.8	2.9
Other accrued expenses	1.4	1.1

Total accrued expenses	$18.3	$16.2

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

5. RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions—Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Years Ended
Included in the Statements of Income:	December 27, 2012	December 29, 2011	December 30, 2010
Revenues:
Beverage concessionaire revenue (included in advertising revenue) (1)	$39.7	$38.0	$37.2
Advertising inventory revenue (included in advertising revenue) (2)	0.2	0.2	1.3
Operating expenses:
Theatre access fee (3)	64.5	55.4	52.6
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	5.5	8.3	7.3
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.4	1.0	1.3
Purchase of movie tickets and concession products (included in selling and marketing costs) (5)	1.1	1.1	1.2
Administrative fee—managing member (6)	12.1	13.7	16.6
Included in the Balance Sheets:
Prepaid management fees to managing member (7)	0.8	1.0	0.8
Integration payments (in intangible assets) (8)	—	0.7	3.9

(1)	For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.
(2)	The value of such purchases is calculated by reference to the Company’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Used primarily for marketing to the Company’s advertising clients and marketing resale to Fathom Business customers.
(6)	Pursuant to the Company’s operating agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the president and chief executive officer, president of sales and marketing, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for these services, the Company reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.
(7)	The payments for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

(8)	On April 30, 2008, Regal acquired Consolidated Theatres and NCM LLC issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
AMC	$23.1	$25.3	$28.8
Cinemark	24.2	25.5	24.0
Regal	29.5	32.2	32.3
NCM, Inc.	72.8	78.7	71.0

Total	$149.6	$161.7	$156.1

The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 27, 2012 of $20.9 million, is included in amounts due to founding members in the Balance Sheets as of December 27, 2012 and will be made in the first quarter of 2013.

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

Amounts due to founding members as of December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	$6.8	$8.5	$22.0

Related Party Affiliates—The Company enters into network affiliate agreements and Fathom agreements with network affiliates for NCM LLC to provide in-theatre advertising and Fathom Events at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	December 27, 2012	December 29, 2011	December 30, 2010
Starplex (1)	$3.2	$2.9	$—
Showplex (2)	0.4	0.2	—
Other (3)	0.6	0.3	0.1

Total	$4.2	$3.4	$0.1

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	As of December 27, 2012	As of December 29, 2011
Starplex (1)	$0.7	$0.7
Showplex (2)	0.1	0.1
Other (3)	0.1	0.1

Total	$0.9	$0.9

(1)	The Company entered into a network affiliate agreement in 2009 with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark.
(2)	The Company entered into a digital content agreement and a Fathom agreement in 2011 with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors.
(3)	Other affiliates include LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

National CineMedia, Inc.- The management services agreement provides that the Company may participate in the NCM, Inc., equity incentive plan (see Note 7 – Share-Based Compensation).

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 27, 2012	As of December 29, 2011
Distribution payable	$19.8	$21.0
Costs and other reimbursement	(4.5)	0.2

Total	$15.3	$21.2

6. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 27, 2012 and December 29, 2011 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 27, 2012	December 29, 2011	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$44.0	November 26, 2017(a)	(b	)
Term Loan	265.0	550.0	November 26, 2019	(b	)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	—	April 15, 2022	6.000%

Total	$879.0	$794.0

(a)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(b)	The interest rates on the revolving credit facility and term loan are described below.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Senior Secured Credit Facility—The Company’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $265.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion is available, subject to certain terms and conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. The Company entered into two amendments to the senior secured credit facility during 2012. As a result, the Company’s total availability under the revolving credit facility is $124.0 million. On April 27, 2012, the Company entered into an amendment (the “Amendment”) to its senior secured credit facility which resulted in the maturity of the remaining $105.0 million available under the revolving credit facility to be extended to April 27, 2017, subject to acceleration if the term loan under the senior secured credit facility is not repaid, refinanced or extended by December 31, 2014. The Amendment became effective upon the completion of the private placement of the Senior Secured Notes (defined and discussed below) on April 27, 2012.

On November 26, 2012, the Company entered into an amendment and restatement of its senior secured credit facility, by and among NCM LLC, Barclays Bank PLC, as administrative agent, and certain lenders party thereto (the “Amended Credit Facility”). Under the Amended Credit Facility, the amount available under the Company’s revolving credit facility was increased from $119.0 million to $124.0 million. The maturity date applicable to the $14.0 million outstanding principal formerly held by Lehman remained December 31, 2014. The maturity date applicable to the remaining outstanding principal was extended to November 26, 2017. The unused line fee is 0.50% per annum.

Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the termination date of December 31, 2014.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). As part of the July 2011 amendment, the applicable margins on the $110.0 million portion of the revolving credit facility increased by 75 basis points based upon the then current senior secured leverage ratio to the LIBOR index plus 2.25% or the base rate plus 1.25%. The margin on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 27, 2012 was 1.74%.

Term Loan—As a result of the Amended Credit Facility, the aggregate principal amount under the term loan increased from $225 million to $265 million and the maturity date was extended from February 13, 2015 to November 26, 2019. The interest rate was increased from the LIBOR index plus 1.50% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 0.50%, at the Company’s option, to the LIBOR index plus 3.25% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 2.25%, at the Company’s option. The loan was entered into with an original issue discount of 0.75%. The amendment resulted in a $3.4 million non-cash charge for the write-off of net deferred issuance costs.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

In connection with the amendment to the senior secured credit facility on April 27, 2012 and the private placement of $400.0 million of Senior Secured Notes (defined below), the Company paid down the term loan by $325.0 million, reducing the balance from $550.0 million to $225.0 million resulting in a non-cash charge of $2.5 million for the write-off of net deferred issuance costs associated with the payment on the term loan. Prior to the Amended Credit Facility, interest rate swaps resulted in the entire $225.0 million term loan having a fixed annual interest rate of 6.484% (both those accounted for as hedges and those that are not). The interest rate swaps were terminated as part of the Amended Credit Facility. See Note 11—Derivative Instruments and Hedging Activities for further discussion of the interest rate swaps.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 27, 2012, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. The Company is permitted to make quarterly dividend payments and other payments based on the Company’s leverage ratios so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of the Company, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of the Company. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. The Company can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the Company’s founding members.

As of December 27, 2012, the Company’s net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

Future Maturities of Borrowings—The scheduled annual maturities on the senior secured credit facility and Senior Secured and Senior Unsecured Notes as of December 27, 2012 are as follows (in millions):

Year	Amount
2013	$—
2014	14.0
2015	—
2016	—
2017	—
Thereafter	865.0

Total	$879.0

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

7. SHARE-BASED COMPENSATION

At the date of the IPO, NCM, Inc. adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 27, 2012, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 1,851,975 remain available for grants as of December 27, 2012. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

The Company recognized $4.7 million, $7.5 million and $7.0 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, of share-based compensation expense and $0.1 million were capitalized during each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. As of December 27, 2012, unrecognized compensation cost related to unvested options was approximately $3.7 million, which will be recognized over a weighted average remaining period of 1.5 years.

The weighted average grant date fair value of granted options was $4.08, $3.81 and $4.84 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The intrinsic value of options exercised during the year was $1.4 million, $1.5 million and $2.2 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The total fair value of awards vested during the years ended December 27, 2012, December 29, 2011 and December 30, 2010 was $7.8 million, $6.2 million and $3.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended December 27, 2012, December 29, 2011 and December 30, 2010:

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Expected term (in years)	6.0	6.0	6.0
Risk free interest rate	.8% – 1.1%	1.2% – 2.4%	1.4% – 3.8%
Expected volatility	53.2% – 54.6%	30.0% – 53.6%	39.0%
Dividend yield	5.5%	3.8% to 4.0%	3.8% to 4.0%

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

A summary of option award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2011	4,837,572	$16.25
Granted	562,623	13.28
Exercised	(241,939)	9.31
Forfeited	(173,233)	19.64
Expired	(71)	17.46

Outstanding at December 27, 2012	4,984,952	$16.13	7.6	$3.6
Exercisable at December 27, 2012	3,083,131	$16.09	7.2	$2.8
Vested and Expected to Vest at December 27, 2012	4,965,564	$16.14	7.6	$3.5

The following table summarizes information about the stock options at December 27, 2012, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 27, 2012	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 27, 2012	Weighted Average Exercise Price
$5.35 – $13.55	1,165,240	7.5	$11.09	604,908	$9.44
$13.56 – $16.66	1,114,470	8.3	16.01	916,694	16.23
$16.67 – $16.97	915,650	7.1	16.97	605,895	16.97
$16.98 – $18.38	1,237,326	8.1	18.28	487,744	18.23
$18.39 – $26.76	552,266	6.3	20.80	467,890	21.00

	4,984,952	7.6	$16.13	3,083,131	$16.09

Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2010, 2011 and 2012 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 through 2012 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Non-vested stock granted to non-employee directors vest after one year.

The Company recorded $4.3 million, $4.3 million and $7.0 million in compensation expense related to such outstanding non-vested shares during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. No compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 27, 2012. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to the Company’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

During the years ended December 27, 2012, December 29, 2011 and December 30, 2010 there was $0.1 million, $0.1 million and $0.1 million capitalized, respectively. As of December 27, 2012, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 1.7 years. The weighted average grant date fair value of non-vested stock was $13.23, $17.66 and $17.24 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The total fair value of awards vested was $6.9 million, $1.8 million and $1.6 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

A summary of restricted stock award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 29, 2011	1,285,508	$16.92
Granted	911,491	13.23
Exercised/released	(454,850)	15.72
Forfeited	(35,021)	16.02

Non-vested as of December 27, 2012	1,707,128	$15.30

8. EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $0.9 million and $0.9 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

9. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, was $2.3 million, $2.3 million and $2.2 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 27, 2012 are as follows (in millions):

Year	Minimum Lease Payments
2013	$2.5
2014	2.5
2015	2.5
2016	2.6
2017	2.0
Thereafter	5.9

Total	$18.0

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $47.3 million over the remaining terms of the network affiliate agreements. As of December 27, 2012 and December 29, 2011, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

10. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 27, 2012		As of December 29, 2011
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loan	$265.0	$265.8	$550.0	$530.6
Senior Unsecured Notes	200.0	222.0	200.0	198.4
Senior Secured Notes	400.0	425.5	—	—

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

ASSETS:
Other investment (1)	0.8	—	0.8	—

Total assets	$0.8	$—	$0.8	$—

(1)	Other investment — The Company’s other investment are equity securities in a privately held company.

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

	As of December 29, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Other investment (1)	$0.2	$—	$0.2	$—

Total assets	$0.2	$—	$0.2	$—

LIABILITIES:
Current portion of interest rate swap agreements (2)	$24.0	$—	$24.0	$—
Interest rate swap agreements (2)	46.8	—	46.8	—

Total liabilities	$70.8	$—	$70.8	$—

(1)	Other Investment —The Company’s other investment are equity securities in a privately held company.
(2)	Interest Rate Swap Agreements – Refer to Note 11.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objectives and Strategies

The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations and utilizes certain derivative instruments to enhance its ability to manage these risks.

Accounting for Derivative Instruments and Hedging Activities

In accordance with ASC 815 – Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that have been designated as cash flow hedges to forecasted transactions. The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company discontinues hedge accounting prospectively for such derivative.

As of December 27, 2012 and December 29, 2011, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

		Fair Value of Derivative Liability as of
	Balance Sheet Location	December 27, 2012	December 29, 2011
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$—	$18.0
Interest rate swap agreements	Other Liabilities	—	35.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	—	6.0
Interest rate swap agreements	Other Liabilities	—	11.7

Total derivatives		$—	$70.8

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

During 2012, the Company entered into two amendments to the senior secured credit facility (see Note 6 – Borrowings) resulting in amendments to our derivative instruments.

On April 27, 2012, the Company amended its existing interest rate swap agreements terminating a notional amount of $325.0 million (the aggregate amount of the term loan prepayment) such that 100% of the Company’s interest rate exposure relating to the remaining $225.0 million term loan debt balance remained hedged at 6.484%. Since the forecasted transactions, or quarterly interest payments, on the $325.0 million term loan prepayment are no longer probable of occurring, the Company discontinued cash flow hedge accounting on those swaps and reclassified the corresponding outstanding balance in AOCI related to those interest rate swaps into earnings. As a result, the Company recorded a loss of approximately $26.7 million related to the partial swap terminations and paid approximately $40.2 million in breakage fees.

The swaps were terminated ratably among the four counterparties, however the Company’s cash flow hedge accounting designation for each swap was pegged to varying balances of the underlying term loan. Cash flow hedge accounting was discontinued because the underlying debt instrument is no longer outstanding and the interest payments are no longer probable.

The Company also discontinued cash flow hedge accounting for swaps in which the Company terminated its swap with the counterparty, however, the corresponding term loan associated with those swaps remained outstanding. In accordance with ASC 815, the net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

In connection with the amendment to the term loans on November 26, 2012, the entire notional amount of NCM LLC’s interest rate swaps with four counterparties, equal to $225.0 million, was terminated such that the Company’s interest rate exposure related to the Amended Term Loan will be unhedged. The Company paid approximately $23.2 million in breakage fees in connection with the swap. The net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

As of December 27, 2012, a total of $21.9 million of cash flow hedges remaining in AOCI will be amortized in the Statements of Income over the original swap term or February 13, 2015. The Company estimates approximately $10.3 million will be amortized to change in derivative fair value in the Statements of Income in the next 12 months.

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

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010	December 27, 2012	December 29, 2011	December 30, 2010
Interest Rate Swaps	$26.0	$(18.1)	$(30.3)	$(9.1)	$(19.5)	$(19.4)

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

		Gain (Loss) Recognized in Non- Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	December 27, 2012	December 29, 2011	December 30, 2010
Realized loss on derivative instruments	Interest on borrowings	$(5.1)	$(6.5)	$(6.2)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	3.0	—	(4.0)
Amortization of AOCI on discontinued cash flow hedges	Change in derivative fair value	(4.0)	(1.3)	(1.3)
Total		$(6.1)	$(7.8)	$(11.5)

12. SEGMENT REPORTING

Advertising revenue accounts for 91.2%, 88.7% and 88.7%, of revenue for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The following table presents revenues less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Segment Reporting.

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other costs			90.2	90.2

Income before income taxes	$257.2	$5.3	$(160.9)	$101.6

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$386.2	$49.2	$—	$435.4
Operating costs	80.0	34.1	17.7	131.8
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.9	31.3
Depreciation and amortization	—	—	18.8	18.8
Interest and other costs			58.9	58.9

Income before income taxes	$254.4	$6.4	$(126.0)	$134.8

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.5	$48.0	$—	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	—	—	17.8	17.8
Interest and other costs			49.9	49.9

Income before income taxes	$255.5	$6.7	$(121.5)	$140.7

The following is a summary of revenues by category (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
National advertising revenue	$288.7	$267.6	$272.0
Local advertising revenue	81.1	80.6	70.3
Founding member advertising revenue from beverage concessionaire agreements	39.7	38.0	37.2
Fathom Consumer revenue	34.2	35.0	31.5
Fathom Business revenue	5.1	14.2	16.5

Total revenue	$448.8	$435.4	$427.5

During the first quarter of 2012, the Company began to wind down the Fathom Business Events division, to place more focus on the Fathom Consumer Events division.

13. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.3	$3.7	$3.6
Provision for bad debt	1.2	2.1	2.3
Write-offs, net	(1.0)	(1.5)	(2.2)

Balance at end of period	$4.5	$4.3	$3.7

NATIONAL CINEMEDIA, LLC

NOTES TO THE FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 27, 2012 and December 29, 2011 (in millions):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$79.1	$110.1	$143.7	$115.9
Operating expenses	62.1	64.8	65.6	64.5
Operating income	17.0	45.3	78.1	51.4
Net income (1)	3.2	1.8	62.9	33.1

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$70.8	$114.0	$136.0	$114.6
Operating expenses	55.8	63.8	62.0	60.1
Operating income	15.0	50.2	74.0	54.5
Net income	5.1	37.6	56.6	35.2

(1)	During the second quarter, the Company recorded a loss of approximately $26.7 million related to partial swap terminations. See Note 11- Derivative Instruments and Hedging Activities.

15. SUBSEQUENT EVENTS

During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESAs, to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of the common membership units of $69.0 million. The Company based the fair value of the intangible asset on the market value of the common membership units when issued, which are freely convertible into NCM, Inc.’s common stock. Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible asset has a finite useful life and the Company will amortize the asset over the remaining useful life corresponding with the ESAs.