Form 10-Q
period 2013-03-28
National CineMedia, LLC
filed 2013-05-08
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2013

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

As of May 3, 2013, the registrant had 116,928,653 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	March 28, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11.0	$10.4
Receivables, net of allowance of $4.8 and $4.5, respectively	63.8	98.5
Prepaid expenses (including $0.2 and $0 to founding members, respectively)	2.5	2.4
Prepaid administrative fees to managing member	0.8	0.8

Total current assets	78.1	112.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $65.5 and $63.1, respectively	26.0	25.7
Intangible assets, net of accumulated amortization of $35.6 and $32.5, respectively	346.5	280.3
Debt issuance costs, net of accumulated amortization of $12.8 and $12.2, respectively	17.5	18.3
Other investment	0.8	0.8
Other long-term assets	0.4	0.2

Total non-current assets	391.2	325.3

TOTAL ASSETS	$469.3	$437.4

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Amounts due to founding members	8.2	19.8
Amounts due to managing member	5.2	15.3
Accrued expenses	19.1	18.3
Accrued payroll and related expenses	5.9	9.6
Accounts payable (including $0.6 and $0.9 to related party affiliates, respectively)	9.5	13.9
Deferred revenue	2.7	5.7

Total current liabilities	50.6	82.6
NON-CURRENT LIABILITIES:
Borrowings	879.0	879.0

Total non-current liabilities	879.0	879.0

Total liabilities	929.6	961.6

COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $19.4 and $21.9 million, respectively)	(460.3)	(524.2)

TOTAL LIABILITIES AND EQUITY	$469.3	$437.4

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
REVENUE:
Advertising (including revenue from founding members of $8.9 and $9.8, respectively)	$73.7	$66.3
Fathom Events	8.5	12.8

Total	82.2	79.1

OPERATING EXPENSES:
Advertising operating costs (including $0.6 and $0.6 to related party affiliates, respectively)	5.7	4.7
Fathom Events operating costs (including $0.9 and $2.0 to founding members, respectively)	5.8	9.0
Network costs	4.8	4.8
Theatre access fees—founding members	15.6	15.7
Selling and marketing costs (including $0.2 and $0.2 to founding members, respectively)	15.4	14.5
Administrative and other costs	5.1	4.9
Administrative fee—managing member	2.8	3.6
Depreciation and amortization	5.4	4.9

Total	60.6	62.1

OPERATING INCOME	21.6	17.0

NON-OPERATING EXPENSES:
Interest on borrowings	13.3	14.1
Change in derivative fair value	—	(0.7)
Amortization of terminated derivatives	2.5	0.3

Total	15.8	13.7

INCOME BEFORE INCOME TAXES	5.8	3.3

Income tax expense	0.2	0.1

NET INCOME	$5.6	$3.2

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
NET INCOME	$5.6	$3.2
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives, net of tax of $0 and $0, respectively	2.5	0.3
Net unrealized gain on cash flow hedges, net of tax of $0 and $0, respectively	—	2.1

COMPREHENSIVE INCOME	$8.1	$5.6

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5.6	$3.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.4	4.9
Non-cash share-based compensation	1.1	1.4
Net unrealized loss (gain) on hedging transactions	2.5	(0.4)
Amortization of debt issuance costs	0.6	0.8
Changes in operating assets and liabilities:
Receivables, net	34.9	24.8
Accounts payable and accrued expenses	(7.2)	(12.8)
Amounts due to founding members and managing member	4.0	(4.5)
Other, net	(3.0)	0.2

Net cash provided by operating activities	43.9	17.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.7)	(2.4)
Payment from founding members for intangible assets	—	0.2
Purchases of intangible assets from an affiliate	(0.5)	(1.6)

Net cash used in investing activities	(3.2)	(3.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	18.0	63.0
Repayments of borrowings	(18.0)	(36.0)
Distributions to founding members and managing member	(40.7)	(43.1)
Unit settlement for share-based compensation	0.6	1.9

Net cash used in financing activities	(40.1)	(14.2)

CHANGE IN CASH AND CASH EQUIVALENTS	0.6	(0.4)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.4	9.2

End of period	$11.0	$8.8

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with equity	$69.0	$10.1
Increase in cost method investment	$—	$0.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$11.2	$17.6
Cash paid for income taxes	$—	$0.1

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

As of March 28, 2013, NCM LLC had 116,928,653 common membership units outstanding, of which 54,861,063 ( 46.9%) were owned by NCM, Inc., 24,332,152 (20.8%) were owned by Regal, 19,052,770 (16.3%) were owned by AMC and 18,682,668 (16.0%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

Basis of Presentation

The Company has prepared the unaudited condensed financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of December 27, 2012 is derived from the audited financial statements of NCM LLC. Therefore, the unaudited condensed financial statements should be read in conjunction with the NCM LLC audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 27, 2012.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 27, 2012 contain a complete discussion of the Company’s significant accounting policies.

Revenue Recognition— The Company derives revenue principally from advertising revenue, which includes on-screen advertising, lobby network (LEN) and lobby promotions and advertising on entertainment websites and mobile applications owned by other companies. The Company also derived approximately 10.3% of its revenue in the first quarter of 2013 from Fathom Events. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will either run additional advertising to deliver the contracted impressions at a later date, which the Company refers to as a make-good provision, or the Company will refund the fee related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Balance Sheets. Deferred revenue consists of payments received in advance of being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom events revenue is recognized in the period in which the event is held.

Segment Reporting— Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Fathom Events is an operating segment under ASC 280, but does not meet the annual quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 8-Segment Reporting.

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of March 28, 2013, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 11.7% and 10.8%, respectively of the Company’s outstanding gross receivable balance. As of December 27, 2012, there were no advertising agency groups through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three months ended March 28, 2013 and March 29, 2012, the Company had no customers which accounted for more than 10% of revenue.

Income Taxes— NCM LLC’s fiscal year 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

founding members at or around the date of NCM Inc.’s initial public offering (“IPO”). As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC.

NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of NCM LLC’s federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60 Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011. NCM, Inc. submitted its written letter of protest to the IRS in July 2012 and believes the IRS’ position lacks merit and intends to dispute the adjustments through the administrative appeals process. In December 2012, NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. An appeals conference has been scheduled for May 14, 2013.

Share-Based Compensation—NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Restricted stock vests upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on all unvested restricted stock and are only paid when the shares vest. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares. For the three months ended March 28, 2013, NCM, Inc. acquired 374,804 units, due to the vesting of restricted stock and exercise of stock options and contributed $0.6 million to NCM LLC for the three months ended March 28, 2013.

Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. Refer to Note 7 – Derivative Instruments and Hedging Activities for the Company’s disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the three months ended March 28, 2013 and March 29, 2012, NCM LLC issued 4,536,014 and 651,612 common membership units to its founding members, respectively, for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during the previous year. NCM LLC recorded a net intangible asset of $69.0 million and $9.9 million during the first quarter of 2013 and 2012, respectively, as a result of the common unit adjustment. In lieu of surrendering 16,727 units in 2012, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

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

3. RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions – Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

Included in the Condensed Statements of Income:	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$8.9	$9.8
Operating expenses:
Theatre access fee (2)	15.6	15.7
Revenue share from Fathom Events (included in Fathom Events operating costs) (3)	0.9	1.9
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (4)	—	0.1
Purchase of movie tickets and concession products (included in Selling and marketing costs) (4)	0.2	0.2
Administrative fee—managing member (5)	2.8	3.6

(1)	For the three months ended March 28, 2013 and March 29, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(3)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(4)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(5)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Operations Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

Included in the Condensed Balance Sheets:	As of March 28, 2013	As of December 27, 2012
Prepaid administrative fees to managing member (1)	$0.8	$0.8
Integration payments (included in Intangible assets) (2)	0.2	—
Purchase of movie tickets and concession products (included in Prepaid expenses) (3)	0.2	—

(1)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(2)	In December 2012, AMC acquired a portion of Rave Cinemas, LLC (“Rave”). Rave had a pre-existing advertising agreement for some of the theatres it owned and, as a result, AMC will make integration payments pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions.
(3)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three months ended March 28, 2013 and March 29, 2012 are as follows (in millions):

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
AMC	$2.5	$0.5
Cinemark	2.4	0.5
Regal	3.1	0.7
NCM, Inc.	7.1	1.6

Total	$15.1	$3.3

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended March 28, 2013 of $8.0 million is included in amounts due to founding members on the Condensed Balance Sheets as of March 28, 2013 and will be made in the second quarter of 2013. The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended March 28, 2013 of $7.1 million is included in amounts due to managing member on the Condensed Balance Sheets as of March 28, 2013 and will be made in the second quarter of 2013.

Amounts due to founding members as of March 28, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.6	1.0	$2.2
Cost and other reimbursement	(1.0)	(0.5)	(0.5)	(2.0)
Distributions payable	2.5	2.4	3.1	8.0

Total	$2.1	$2.5	$3.6	$8.2

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

Amounts due to/from managing member were comprised of the following (in millions):

	As of March 28, 2013	As of December 27, 2012
Distributions payable	$7.1	$19.8
Cost and other reimbursement	(1.9)	(4.5)

Total	$5.2	$15.3

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

Following is a summary of advertising operating costs in the Condensed Statements of Income between the Company and its related party affiliates (in millions):

Related Party Affiliate	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Starplex (1)	$0.5	$0.5
Other (2)	0.1	0.1

Total	$0.6	$0.6

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Condensed Balance Sheets (in millions):

Related Party Affiliate	As of March 28, 2013	As of December 27, 2012
Starplex (1)	$0.5	$0.7
Other (2)	0.1	0.2

Total	$0.6	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Other affiliates include Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

4. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of March 28, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	March 28, 2013	December 27, 2012	Maturity Date		Interest Rate
Revolving Credit Facility	$14.0	$14.0	November 26, 2017	(1)	(2)
Term Loan	265.0	265.0	November 26, 2019		(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021		7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022		6.000%

Total	$879.0	$879.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— NCM LLC’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $265.0 million term loan. The obligations under the facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility— The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

NCM LLC’s total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the revolving credit facility termination date of December 31, 2014. The maturity date applicable to any remaining outstanding principal is November 26, 2017.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The applicable margins on the $110.0 million portion of the revolving credit facility are the LIBOR index plus 2.25% or the base rate plus 1.25%. The margins on the $14.0 million portion of the revolving credit facility is the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of March 28, 2013 was 1.71%.

Term Loan— The term loan bears interest at the Company’s option of either the LIBOR index plus 3.25% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 2.25%. The weighted-average interest rate on the term loan as of March 28, 2013 was 3.46%.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of March 28, 2013, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of March 28, 2013, the Company’s consolidated net senior secured leverage ratio was 3.0 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of March 28, 2013.

Senior Secured Notes due 2022— On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of March 28, 2013.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $44.1 million over the remaining terms of the network affiliate agreements. As of March 28, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6. FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms.

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of March 28, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loan	$265.0	$268.1	$265.0	$265.8
Senior Unsecured Notes	200.0	223.1	200.0	222.0
Senior Secured Notes	400.0	430.3	400.0	425.5

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of March 28, 2013 or December 27, 2012 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.8 million as of March 28, 2013 and December 27, 2012, respectively.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $265.0 million term loan is unhedged and as of March 28, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income (“AOCI”) shall continue to be reported in AOCI unless it is not probable that the forecasted transaction will occur by the end of the originally specified time period. As of March 28, 2013, there was approximately $19.4 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, as the underlying debt transactions (interest payments) remain probable of occurring, and will be amortized in the Condensed Statements of Income over the remaining swap agreement term, or February 13, 2015.

During the three months ended March 29, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivative instruments with cash flow hedge accounting on the condensed financial statements for the three months ended March 28, 2013 and March 29, 2012 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax)		Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Three Months Ended
	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Interest Rate Swaps	$2.5	(2.2)	$—	$(4.6)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed financial statements for the three months ended March 28, 2013 and March 29, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non- Operating Expenses (Pre-tax)
Derivative Instruments not Designated as Hedging Instruments		Three Months Ended
	Income Statement Location	March 28, 2013	March 29, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$(1.6)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	—	0.7
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(2.5)	(0.3)

Total		$(2.5)	$(1.2)

The changes in AOCI by component for the three months ended March 28, 2013 were as follows (in millions):

	Interest Rate Swaps	Income Statement Location
Balance as of December 27, 2012	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	2.5	Amortization of terminated derivatives

Total amounts reclassified from AOCI	2.5

Net other comprehensive income	2.5

Balance as of March 28, 2013	$(19.4)

8. SEGMENT REPORTING

Advertising revenue accounted for 89.7% and 83.8% of revenue for the three months ended March 28, 2013 and March 29, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 28, 2013 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$73.7	$8.5	$—	$82.2
Operating costs	21.3	5.8	4.8	31.9
Selling and marketing costs	13.7	1.1	0.6	15.4
Administrative and other costs	0.3	0.2	7.4	7.9
Depreciation and amortization			5.4	5.4
Interest and other non-operating costs			15.8	15.8

Income (loss) before income taxes	$38.4	$1.4	$(34.0)	$5.8

	Three Months Ended March 29, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$66.3	$12.8	$—	$79.1
Operating costs	20.5	9.0	4.7	34.2
Selling and marketing costs	11.9	1.8	0.8	14.5
Administrative and other costs	0.3	0.2	8.0	8.5
Depreciation and amortization	—	—	4.9	4.9
Interest and other non-operating costs			13.7	13.7

Income (loss) before income taxes	$33.6	$1.8	$(32.1)	$3.3

The following is a summary of revenues by category (in millions):

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
National advertising revenue	$51.5	$45.6
Local advertising revenue	13.3	10.9
Founding member advertising revenue from beverage concessionaire agreements	8.9	9.8
Fathom Consumer revenue	8.3	9.6
Fathom Business revenue	0.2	3.2

Total revenue	$82.2	$79.1

9. SUBSEQUENT EVENT

On May 2, 2013, the Company amended its Senior Secured Credit Facility (“Amended Credit Facility”). Under the Amended Credit Facility, the term loan increased from $265 million to $270 million and the interest rate decreased by 50 basis points from the LIBOR index plus 3.25%, or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Senior Secured Credit Facility) plus 2.25% to the LIBOR index plus 2.75% or the base rate plus 1.75%. In addition, the interest rate on $110 million of the Company’s revolving credit facility was reduced by 25 basis points from the LIBOR index plus 2.25% or the base rate plus 1.25% to the LIBOR index plus 2.00% or the base rate plus 1.00%. The term of the facilities did not change and the proceeds from the refinancing will be used to pay fees and expenses incurred in connection with the amendment and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2012. The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2012.

Overview

We operate the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with our founding members and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and distribute entertainment programming in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming and Fathom Event programming are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event, attendance per event and location, as well as our operating cash flow and related financial leverage and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 21, 2013 for the Company’s fiscal year ended December 27, 2012.

Summary Historical and Operating Data

(In millions, except per share and per attendee data)	Three Months Ended
	March 28, 2013	March 29, 2012
Revenue	$82.2	$79.1
Operating income	$21.6	$17.0
Adjusted OIBDA	$29.1	$24.8
Adjusted OIBDA margin	35.4%	31.4%
Net income	$5.6	$3.2
Total advertising revenue	$73.7	$66.3
Total theatre attendance	154.6	169.0
Total advertising revenue per attendee	$0.477	$0.392
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.419	$0.334
Total local advertising revenue per attendee	$0.086	$0.065

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with U.S. GAAP. OIBDA represents net income (loss) plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended
	March 28, 2013	March 29, 2012
Net income	$5.6	$3.2
Income tax expense	0.2	0.1
Interest and other non-operating costs	15.8	13.7
Depreciation and amortization	5.4	4.9

OIBDA	27.0	21.9
Share-based compensation costs (1)	2.1	2.9

Adjusted OIBDA	$29.1	$24.8

Total Revenue	$82.2	$79.1

Adjusted OIBDA margin	35.4%	31.4%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited condensed financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.1 million and $1.4 million for the three months ended March 28, 2013 and March 29, 2012, respectively.

Basis of Presentation

The results of operations data for the three months ended March 28, 2013 and March 29, 2012 were derived from the unaudited condensed financial statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended March 28, 2013 and March 29, 2012

Revenue. Total revenue increased $3.1 million, or 3.9%, from $79.1 million for the three months ended March 29, 2012 to $82.2 million for the three months ended March 28, 2013. The increase was driven by an increase in total advertising revenue of $7.4 million, or 11.2%, from $66.3 million for the three months ended March 29, 2012 to $73.7 million for the three months ended March 28, 2013. The increase was partially offset by a decrease in Fathom Events revenue of $4.3 million, or 33.6%, from $12.8 million for the three months ended March 29, 2012 to $8.5 million for the three months ended March 28, 2013. Total advertising revenue (including beverage revenue) per attendee for the three months ended March 28, 2013 increased 21.7% from the three months ended March 29, 2012. Total advertising revenue per attendee (excluding beverage revenue) for the three months ended March 28, 2013 increased 25.5% over the same period in 2012. The following is a summary of revenue by category (in millions).

	Three Months Ended		Change Q1’12 to Q1’13
	March 28, 2013	March 29, 2012	$	%
National advertising revenue	$51.5	$45.6	$5.9	12.9%
Local advertising revenue	13.3	10.9	2.4	22.0%
Founding member advertising revenue from beverage concessionaire agreements	8.9	9.8	(0.9)	(9.2)%
Fathom Consumer revenue	8.3	9.6	(1.3)	(13.5)%
Fathom Business revenue	0.2	3.2	(3.0)	(93.8)%

Total Revenue	$82.2	$79.1	$3.1	3.9%

National advertising revenue. The $5.9 million, or 12.9%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to the following:

•

National inventory utilization increased from approximately 76.4% in the first quarter of 2012 to 86.0% in the first quarter of 2013 due to an increase in content partner spending, partially offset by a 8.5% decline in network attendance quarter-over-quarter related to an overall decrease in cinema industry attendance from a weaker overall film release schedule in first quarter of 2013, compared to first quarter of 2012. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate;

•

National advertising CPMs (excluding beverage revenue) increased by 10.8% due primarily to an increase in content partner revenue as content partners spent 25% of their annual spending commitments in the first quarter of 2013 compared to 12% in the first quarter of 2012;

•

Online and mobile revenue increased approximately $0.5 million, or 83.3%, from $0.6 million during the three months ended March 29, 2012 to $1.1 million for the three months ended March 28, 2013. This revenue represented 2.1% and 1.3% of national advertising revenue (excluding beverage) and total revenue, respectively during the three months ended March 28, 2013. Online and mobile revenue increased because the Company continued to increase the number of integrated marketing packages sold to its clients that combine on-screen, lobby and online and mobile marketing components. The Company intends to increase its focus on these integrated solutions to its clients in the future as online and mobile advertising is becoming a more important part of the marketing mix for marketers.

Local advertising revenue. The $2.4 million, or 22.0%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 13.0% and an increase in the average contract value of 6.1% in the first quarter of 2013 compared to the first quarter of 2012. The increase in contract volume was driven by an increase in the volume of both larger regional contracts and smaller local contracts. The total dollar value of our local advertising contracts over $100,000 increased 48.6% and the number of contracts over $100,000 increased 22.2%. The increase in the larger contracts was driven in part by the addition of new network affiliates over the past year that widened our geographic coverage, making our network more attractive to larger local advertising clients. Local revenue per theatre attendee increased 32.3% as a result of the increase in local advertising revenue and lower network attendance related to the lower overall cinema industry attendance, as described above.

Founding member beverage revenue. The $0.9 million, or 9.2%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a 9.7% decrease in founding member attendance. The decrease in founding member attendance related to lower cinema industry attendance, partially offset by an increase due to the acquisition of 25 theatres (with 301 screens) by NCM LLC’s founding members late in 2012.

Fathom Events revenue. Fathom Events revenue decreased $4.3 million, or 33.6%, from $12.8 million for the three months ended March 29, 2012 to $8.5 million for the three months ended March 28, 2013. The decrease was due to a decrease in Fathom Business Events revenue of $3.0 million as this division was wound-down during the first quarter of 2012. In addition, Fathom Consumer Events revenue decreased $1.3 million, or 13.5%, from $9.6 million for the three months ended March 29, 2012 to $8.3 million for the three months ended March 28, 2013. The decrease in Fathom Consumer Events revenue was driven by a 24.0% decrease in the number of event nights to 19 during the first quarter of 2013 compared to 25 the first quarter of 2012.

Operating expenses. Total operating expenses decreased $1.5 million, or 2.4%, from $62.1 million for the three months ended March 29, 2012 to $60.6 million for the three months ended March 28, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs increased $1.0 million, or 21.3%, from $4.7 million for the three months ended March 29, 2012 to $5.7 million for the three months ended March 28, 2013. The increase was primarily due to a $0.7 million increase in affiliate advertising payments. The increase in affiliate advertising payments was driven by the 12.9% increase in national advertising revenue (excluding beverage revenue) and a 5.9% increase in the number of average affiliate screens in the first quarter of 2013, compared to the first quarter of 2012. The increase in affiliate screens is due to the addition of five new theatre circuits to our network, partially offset by the acquisition of affiliate screens by NCM LLC’s founding members.

Fathom Events operating costs. Fathom Events operating costs decreased $3.2 million, or 35.6%, from $9.0 million for the three months ended March 29, 2012 to $5.8 million for the three months ended March 28, 2013. The decrease was primarily due to a decrease in costs associated with the Fathom Business Events division which declined $1.5 million as this division was wound-down in the first quarter of 2012. In addition, costs associated with the Fathom Consumer Events division decreased by $1.7 million due to the decline in Fathom Consumer Events revenue.

Network costs. Network costs of remained consistent at $4.8 million during the three months ended March 28, 2013 and March 29, 2012. These costs decreased due to lower network maintenance costs during the first quarter of 2013, compared to the first quarter of 2012, which was offset by an increase in costs due a 2.4% increase in the number of average network screens during the period.

Theatre access fees. Theatre access fees decreased slightly from $15.7 million for the three months ended March 29, 2012 to $15.6 million for the three months ended March 28, 2013. The decrease was due to a decrease in founding member attendance of 9.7% in the first quarter of 2013 compared to the first quarter of 2012, which resulted in a decrease in our theatre access fees of $1.0 million, partially offset by a $0.9 million increase in the fees for use of digital screens and higher quality digital cinema projectors. The decrease in founding member attendance was related to the impact of lower overall cinema industry attendance, partially offset by the acquisition of theatres by founding members late in 2012. The fees for digital screens and digital cinema projectors increased due to an annual 5% contractual rate increase, as well as, an increase in the number of founding member network digital screens and the number of theatres equipped with digital cinema projectors year-over-year. As of March 28, 2013, the number of founding member theatres with digital screens and those equipped with digital cinema projectors as a percentage of the total founding member network was 96% and 86%, respectively.

Selling and marketing costs. Selling and marketing costs increased $0.9 million, or 6.2%, from $14.5 million for the three months ended March 29, 2012 to $15.4 million for the three months ended March 28, 2013. This increase was primarily due to an increase in advertising related selling and marketing costs of $1.8 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $0.7 million. Advertising related selling and marketing costs increased due primarily to $0.7 million of higher barter expense incurred in the quarter related to barter revenue recorded in 2012, $0.4 million greater online publisher expenses related to greater online and mobile revenue and $0.3 million higher local commission expense due to the increase in local advertising revenue. The decrease in Fathom selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative costs increased $0.2 million, or 4.1%, from $4.9 million for the three months ended March 29, 2012 to $5.1 million for the three months ended March 28, 2013. The increase was primarily due to an increase in personnel expense.

Administrative fee – managing member. Administrative fee-managing member decreased $0.8 million, or 22.2%, from $3.6 million for the three months ended March 29, 2012 to $2.8 million for the three months ended March 28, 2013 primarily due to a decrease in payroll and share based compensation. Amounts recorded are based on the terms of the management service agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 10.2%, from $4.9 million for the three months ended March 29, 2012 to $5.4 million for the three months ended March 28, 2013. The increase was due to higher amortization of intangible assets due to new intangibles recorded for affiliate agreements and NCM LLC founding member common unit adjustments, as well as, an increase in depreciation expense resulting from greater property, plant and equipment balances year-over-year.

Net income. Net income increased $2.4 million, or 75.0%, from $3.2 million for the three months ended March 29, 2012 to $5.6 million for the three months ended March 28, 2013. This increase was due primarily to an increase in operating income of $4.6 million, as described further above and a decrease in interest on borrowings of $0.8 million due to a lower average interest rate in the first quarter of 2013 compared to the first quarter of 2012 as a result of the Company’s debt refinancing in 2012. These increases to net income were partially offset by a $2.2 million increase in non-cash amortization expense associated with terminated swap arrangements which increased due to the termination of interest rate swaps in connection with the debt refinancing and a $0.7 million decrease in the gain recorded for the change in derivative fair value, as the Company did not record changes in fair value on derivatives in its Condensed Statements of Income during the first quarter of 2013, as it did in 2012 due to the termination of the interest rate swaps.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television scatter advertising market in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and the number of Fathom live broadcast events and locations. During 2012, we added several new affiliate theatres to our national network including: Cinema Supply, Incorporated, Dickinson Theatres, Inc., Far Away Entertainment, HM Theatres, Inc., King Theatres Circuit LLC, Star Cinema Grill, Texas Cinemas, Corp., O’Neil Entertainment Group, United Entertainment Corp., Fairchild Cinemas, Inc., Loeks Theatres, Inc. (Celebration! Cinema), Kerasotes ICON Theatres and Rocky Mountain Cinemas, Inc. d.b.a. Aurora Cinema Grill, and so far in 2013 we have contracted to add Marquee Cinemas, Inc., Sonora Entertainment Group, LLC and Aliance Management Company, LLC (Xscape Theatres), which will join our advertising network in the second quarter of 2013. In total, these contracted new founding member and affiliate theatres that have joined our network during 2012 and early 2013 are expected to add approximately 26 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 364 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and regional video and other advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013 and in 2012, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2013. It is expected that NCM LLC’s founding members will be renegotiating their agreements with their beverage supplier over the next couple of years, which could change the amount of advertising time that the circuits are required to buy from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline that time will be available for sale to other clients.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business. This additional fee increased in 2012 and will continue to increase in 2013 as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of March 28, 2013, 76.4% of our network screens were showing advertising on digital cinema projectors versus 53.3% as of March 29, 2012.

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

During 2012 and 2011, we amended our senior secured credit facility and issued new Senior Unsecured Notes and Senior Secured Notes. As a result of these transactions, we extended the average maturities of our debt by over six years to an average remaining maturity of 8.2 years as of March 28, 2013, and our cash interest expense on borrowings is projected to decreased approximately $3.5 million for 2013 compared to 2012, before the amortization of Accumulated Other Comprehensive Income. On May 2, 2013, we refinanced our term loan and revolving credit agreement to reduce the interest rate spreads on those credit facilities by 50 basis points and 25 basis points, respectively. This re-pricing decreases the applicable interest rate margins and lowers our annual interest expense by approximately $1.2 million.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of March 28, 2013, our cash and cash equivalents balance was $11.0 million, an increase of $0.6 million compared to the balance of $10.4 million as of December 27, 2012. The cash and cash equivalents balance at March 28, 2013, combined with $110.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $121.0 million, or a $0.6 million increase versus December 27, 2012. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to our founding members and managing member, interest payments on our term loan, the Senior Secured Notes and Senior Unsecured Notes and principal payments on debt. Compared to the balance at March 29, 2012 of $8.8 million, our cash and cash equivalents balance as of March 28, 2013 increased $2.2 million. Our total liquidity availability increased $64.2 million to $121.0 million at March 28, 2013 compared to $56.8 million as of March 29, 2012.

We have generated and used cash as follows (in millions):

	Three Months Ended
	March 28, 2013	March 29, 2012
Operating cash flow	$43.9	$17.6
Investing cash flow	$(3.2)	$(3.8)
Financing cash flow	$(40.1)	$(14.2)

•

Operating Activities. The increase in cash provided by operating activities for the three months ended March 28, 2013 versus the three months ended March 29, 2012 was primarily due to an increase in working capital primarily from greater collections of accounts receivable and a decrease in the amounts due to founding members and the managing member.

•

Investing Activities. The cash used for investing cash flows for the three months ended March 28, 2013 decreased compared to the level of investing cash flow for the three months ended March 29, 2012. The decrease was due to lower purchases of intangible assets from affiliates.

•

Financing Activities. Cash used in financing activities increased by $25.9 million during the three months ended March 28, 2013 compared to the three months ended March 29, 2012. The increase in cash used was due primarily to a decrease in cash proceeds from borrowings, net of payments, of $27.0 million.

Sources of capital and capital requirements. NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows can be impacted by the seasonality in advertising, interest on borrowings under our revolving agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash quarterly, as defined in the operating agreement, to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended March 28, 2013 (which will be made during the second quarter of 2013) was $15.1 million.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during 2012 and as a result has extended the average maturity of its debt by over six years and increased its liquidity, while not meaningfully impacting free cash flow. In addition, on May 2, 2013, the Company refinanced its term loan and revolving credit agreement to expand the term loan by $5 million and reduced the interest rate spreads which lowers our annual interest expense by approximately $1.2 million.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2012 and incorporated by reference herein. As of March 28, 2013, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02. The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. Refer to Note 7 – Derivative Instruments and Hedging Activities to the Condensed Financial Statements for the Company’s disclosures.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended March 28, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of March 28, 2013, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $265.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14 million revolving credit facility and $265.0 million term loan outstanding as of March 28, 2013. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Vice President and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of March 28, 2013, our management evaluated, with the participation of the Chief Executive Officer and Vice President and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 28, 2013 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 21, 2013 for the fiscal year ended December 27, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description

3.1	(1)	Certificate of Formation of National CineMedia, LLC.

3.2	(2)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

3.3	(3)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

3.4	(4)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1	(5)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

31.1*		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
(1)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-176056) filed on August 4, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(3)	Incorporated by reference to Exhibit 10.1.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.

(4)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(5)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, LLC

(Registrant)

By: National CineMedia, Inc., its manager

Date:	May 8, 2013	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2013	/s/ David J. Oddo
David J. Oddo
Vice President and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2013	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President and Interim Co-Chief Financial Officer
(Principal Accounting Officer)