Form 10-Q
period 2013-06-27
National CineMedia, LLC
filed 2013-08-07
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2013

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

As of August 2, 2013, the registrant had 122,750,356 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item  1. Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	June 27, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8.8	$10.4
Receivables, net of allowance of $5.1 and $4.5, respectively	110.2	98.5
Prepaid expenses (including $0.1 and $0.0 to founding members, respectively)	2.6	2.4
Prepaid administrative fees to managing member	0.8	0.8

Total current assets	122.4	112.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $63.9 and $63.1, respectively	26.8	25.7
Intangible assets, net of accumulated amortization of $39.1 and $32.5, respectively	436.5	280.3
Debt issuance costs, net of accumulated amortization of $13.6 and $12.2, respectively	19.0	18.3
Other investment	0.8	0.8
Other long-term assets	0.4	0.2

Total non-current assets	483.5	325.3

TOTAL ASSETS	$605.9	$437.4

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Amounts due to founding members	29.4	19.8
Amounts due to managing member	22.2	15.3
Accrued expenses	18.8	18.3
Accrued payroll and related expenses	9.4	9.6
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	9.7	13.9
Deferred revenue	5.3	5.7

Total current liabilities	94.8	82.6
NON-CURRENT LIABILITIES:
Borrowings	884.0	879.0

Total non-current liabilities	884.0	879.0

Total liabilities	978.8	961.6

COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $16.7 and $21.9 million, respectively)	(372.9)	(524.2)

TOTAL LIABILITIES AND EQUITY	$605.9	$437.4

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
REVENUE:
Advertising (including revenue from founding members of $11.2, $10.2, $20.1 and $20.0, respectively)	$116.9	$101.3	$190.6	$167.6
Fathom Events	5.9	8.8	14.4	21.6

Total	122.8	110.1	205.0	189.2

OPERATING EXPENSES:
Advertising operating costs (including $0.9, $1.0, $1.5 and $1.7 to related party affiliates, respectively)	8.1	8.0	13.8	12.7
Fathom Events operating costs (including $1.1, $1.2, $2.0 and $3.2 to founding members, respectively)	4.2	6.5	10.0	15.5
Network costs	4.9	4.9	9.7	9.7
Theatre access fees—founding members	18.1	16.3	33.7	32.0
Selling and marketing costs (including $0.5, $0.2, $0.7 and $0.4 to founding members, respectively)	15.7	15.5	31.1	30.0
Administrative and other costs	4.9	5.2	10.0	10.1
Administrative fee—managing member	2.7	3.4	5.5	7.0
Depreciation and amortization	6.2	5.0	11.6	9.9

Total	64.8	64.8	125.4	126.9

OPERATING INCOME	58.0	45.3	79.6	62.3

NON-OPERATING EXPENSES:
Interest on borrowings	12.8	14.3	26.1	28.4
Change in derivative fair value	—	(0.8)	—	(1.5)
Amortization of terminated derivatives	2.7	0.8	5.2	1.1
Loss on swap terminations	—	26.7	—	26.7
Other non-operating expense	1.2	2.4	1.2	2.4

Total	16.7	43.4	32.5	57.1

INCOME BEFORE INCOME TAXES	41.3	1.9	47.1	5.2

Income tax expense	0.2	0.1	0.4	0.2

NET INCOME	$41.1	$1.8	$46.7	$5.0

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
NET INCOME	$41.1	$1.8	$46.7	$5.0
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives, net of tax of $0 and $0, respectively	2.7	0.8	5.2	1.1
Net unrealized gain on cash flow hedges, net of tax of $0 and $0, respectively	—	27.6	—	29.7

COMPREHENSIVE INCOME	$43.8	$30.2	$51.9	$35.8

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46.7	$5.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.6	9.9
Non-cash share-based compensation	2.4	2.6
Net unrealized gain on hedging transactions	—	(1.5)
Amortization of terminated derivatives	5.2	1.1
Amortization of debt issuance costs	1.4	1.4
Write-off of debt issuance costs and other non-operating items	1.2	2.5
Loss on swap terminations	—	26.7
Payment for swap terminations	—	(40.2)
Changes in operating assets and liabilities:
Receivables, net	(11.7)	7.1
Accounts payable and accrued expenses	(3.7)	1.0
Amounts due to founding members and managing member	5.5	(2.1)
Other, net	(0.6)	(0.1)

Net cash provided by operating activities	58.0	13.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.0)	(4.9)
Payment from founding members for intangible assets	—	0.2
Purchases of intangible assets from affiliate circuits	(3.9)	(1.6)

Net cash used in investing activities	(9.9)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	28.0	466.0
Repayments of borrowings	(23.0)	(421.0)
Payment of debt issuance costs	(3.4)	(8.4)
Founding member integration payments	0.2	—
Distributions to founding members and managing member	(55.8)	(46.4)
Unit settlement for share-based compensation	4.3	1.9

Net cash used in financing activities	(49.7)	(7.9)

CHANGE IN CASH AND CASH EQUIVALENTS	(1.6)	(0.8)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.4	9.2

End of period	$8.8	$8.4

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with equity	$160.2	$10.1
Increase in cost method investment	$—	$0.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$24.8	$36.2
Cash paid for income taxes	$—	$0.2

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

As of June 27, 2013, NCM LLC had 122,750,356 common membership units outstanding, of which 55,366,929 (45.1%) were owned by NCM, Inc., 24,332,152 (19.8%) were owned by Regal, 23,998,505 (19.6%) were owned by Cinemark and 19,052,770 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

During the first quarter of 2012, the Company restructured Fathom Events. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and has continued to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients. On August 1, 2013, a non-binding letter of intent was executed to spin-off Fathom Events, as described further in Note 9 – Subsequent Event.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 3-Related-Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of June 27, 2013 and December 27, 2012, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three and six months ended June 27, 2013 and June 28, 2012, the Company had no customers which accounted for more than 10% of revenue.

Income Taxes— NCM LLC’s fiscal year 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a NOPA for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NCM, Inc., in its capacity as tax matters partner for NCM LLC, submitted its written letter of protest to the IRS in July 2012, and in December 2012 NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. An appeals conference was held on May 14, 2013. We believe, based on discussions with the IRS, that all issues will be resolved in our favor; however, the matter remains open pending receipt of documentation from the IRS formally closing it.

Share-Based Compensation—NCM, Inc. issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Restricted stock vests upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on all unvested restricted stock and are only paid when the shares vest. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares. For the three and six months ended June 27, 2013, NCM, Inc. acquired 505,866 and 880,670 units, respectively, due to the vesting of restricted stock and exercise of stock options and contributed $3.7 million and $4.3 million to NCM LLC for the three and six months ended June 27, 2013, respectively.

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

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2013 and 2012, NCM LLC issued 4,536,014 and 651,612 common membership units to its founding members, respectively, for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during the previous year. NCM LLC recorded a net intangible asset of $69.0 million and $9.9 million during the first quarter of 2013 and 2012, respectively, as a result of the common unit adjustments. In lieu of surrendering 16,727 units in 2012, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. In June 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas (“Rave”) on May 28, 2013. NCM LLC recorded a net intangible asset of $91.2 million during the three months ended June 27, 2013 for this common unit adjustment. In addition, Rave had pre-existing advertising agreements for some of the theatres it owned prior to the acquisition by Cinemark, as well as prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions. During the three and six months ended June 27, 2013, NCM LLC recorded a reduction to net intangible assets of $0.9 million and $1.1 million, respectively, related to integration payments due from AMC and Cinemark. During the three months and six months ended June 27, 2013, the founding members paid $0.2 million and $0.2 million, respectively, in integration payments. The other $0.9 million of integration payments will be paid in the third quarter of 2013.

The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3.	RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions – Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

Included in the Condensed Statements of Income:	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$11.1	$10.1	$20.0	$19.9
Advertising inventory revenue (included in Advertising revenue) (2)	0.1	0.1	0.1	0.1
Operating expenses:
Theatre access fee (3)	18.1	16.3	33.7	32.0
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	0.8	1.1	1.7	3.0
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.3	0.1	0.3	0.2
Purchase of movie tickets and concession products (included in Selling and marketing costs) (5)	0.5	0.2	0.7	0.4
Administrative fee—managing member (6)	2.7	3.4	5.5	7.0

(1)	For the three months and six months ended June 27, 2013 and June 28, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(6)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Operations Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Included in the Condensed Balance Sheets:	As of June 27, 2013	As of December 27, 2012
Prepaid administrative fees to managing member (1)	$0.8	$0.8
Common unit adjustments and integration payments, net of amortization (included in Intangible assets) (2)	411.8	258.7
Purchase of movie tickets and concession products (included in Prepaid expenses) (3)	0.1	—

(1)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(2)	As described in Note 2- Intangible Assets, during the first half of 2013, the Company recorded a reduction to intangible assets related to founding member common unit adjustments and for integration payments related to the acquisition of certain Rave theatres by AMC and Cinemark.
(3)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three and six months ended June 27, 2013 and June 28, 2012 are as follows (in millions):

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
AMC	$8.1	$6.2	$10.6	$6.7
Cinemark	10.3	6.4	12.7	6.9
Regal	10.4	7.9	13.5	8.6
NCM, Inc.	23.7	19.3	30.8	20.9

Total	$52.5	$39.8	$67.6	$43.1

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended June 27, 2013 of $28.8 million is included in amounts due to founding members on the Condensed Balance Sheets as of June 27, 2013 and will be made in the third quarter of 2013. The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended June 27, 2013 of $23.7 million is included in amounts due to managing member on the Condensed Balance Sheets as of June 27, 2013 and will be made in the third quarter of 2013.

Amounts due to founding members as of June 27, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.7	0.7	1.1	$2.5
Cost and other reimbursement	(0.7)	(1.0)	(0.2)	(1.9)
Distributions payable	8.1	10.3	10.4	28.8

Total	$8.1	$10.0	$11.3	$29.4

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

Amounts due to/from managing member were comprised of the following (in millions):

	As of June 27, 2013	As of December 27, 2012
Distributions payable	$23.7	$19.8
Cost and other reimbursement	(1.5)	(4.5)

Total	$22.2	$15.3

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

Following is a summary of advertising operating costs in the Condensed Statements of Income between the Company and its related party affiliates (in millions):

Related Party Affiliate	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Starplex (1)	$0.7	$0.8	$1.2	$1.3
Other (2)	0.2	0.2	0.3	0.4

Total	$0.9	$1.0	$1.5	$1.7

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Condensed Balance Sheets (in millions):

Related Party Affiliate	As of June 27, 2013	As of December 27, 2012
Starplex (1)	$0.8	$0.7
Other (2)	0.1	0.2

Total	$0.9	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Other affiliates include Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

Other Transactions –NCM LLC has an agreement with Digital Cinema Integration Partners (“DCIP”), a joint venture owned by the founding members. This agreement provides for payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including major studios) who display their programming on the digital cinema projectors. During the three and six months ended June 27, 2013, we paid DCIP approximately $0.2 million and $0.4 million, respectively and during the three and six months ended June 28, 2012, we paid DCIP approximately $0.3 million and $0.4 million, respectively, under this agreement.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	BORROWINGS

The following table summarizes the Company’s total outstanding debt as of June 27, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	June 27, 2013	December 27, 2012	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$14.0	November 26, 2017 (1)	(2)
Term Loans	270.0	265.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$884.0	$879.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— The Company’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $270.0 million term loan. On May 2, 2013, the Company entered into an amendment of its senior secured credit facility whereby the facility was increased from $265.0 million to $270.0 million. In connection with the amendment, the interest rates on the revolving credit facility and term loans were reduced as described further below. In addition, the Company recorded a non-cash charge of approximately $0.5 million for the write-off of net deferred issuance costs associated with the prior agreement and recorded approximately $0.7 million for certain new fees. The obligations under the facility are secured by a lien on substantially all of the assets of the Company.

Revolving Credit Facility— The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

The Company’s total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by the Company to the successor lenders, along with any accrued and unpaid fees and interest, on the revolving credit facility termination date of December 31, 2014. The maturity date applicable to any remaining outstanding principal is November 26, 2017.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit facility). On May 2, 2013, the Company entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of June 27, 2013 was 1.70%.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Term Loans— In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of June 27, 2013 was 2.95%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of June 27, 2013, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of June 27, 2013, the Company’s consolidated net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of June 27, 2013.

Senior Secured Notes due 2022— On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of June 27, 2013.

5.	COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $34.0 million over the remaining terms of the network affiliate agreements. As of June 27, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6.	FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms.

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of June 27, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$268.1	$265.0	$265.8
Senior Unsecured Notes	200.0	217.2	200.0	222.0
Senior Secured Notes	400.0	411.0	400.0	425.5

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of June 27, 2013 or December 27, 2012 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.8 million as of June 27, 2013 and December 27, 2012, respectively.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of June 27, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income (“AOCI”) shall continue to be reported in AOCI unless it is not probable that the forecasted transaction will occur by the end of the originally specified time period. As of June 27, 2013, there was approximately $16.7 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, as the underlying debt transactions (interest payments) remain probable of occurring, and will be amortized in the Condensed Statements of Income over the remaining swap agreement term, or February 13, 2015.

During the three and six months ended June 28, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivative instruments with cash flow hedge accounting on the condensed financial statements for the three and six months ended June 27, 2013 and June 28, 2012 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax)				Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Interest Rate Swaps	$2.7	26.0	$5.2	$23.8	$—	$(2.4)	$—	$(7.0)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed financial statements for the three and six months ended June 27, 2013 and June 28, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Three Months Ended		Six Months Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$(1.4)	$—	$(3.0)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	—	0.8	$—	1.5
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(2.7)	(0.8)	(5.2)	(1.1)

Total		$(2.7)	$(1.4)	$(5.2)	$(2.6)

The changes in AOCI by component for the six months ended June 27, 2013 were as follows (in millions):

	Interest Rate Swaps	Income Statement Location
Balance as of December 27, 2012	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	5.2	Amortization of terminated derivatives

Total amounts reclassified from AOCI	5.2

Net other comprehensive income	5.2

Balance as of June 27, 2013	$(16.7)

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8.	SEGMENT REPORTING

Advertising revenue accounted for 95.2%, 92.0%, 93.0% and 88.6% of revenue for the three and six months ended June 27, 2013 and June 28, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

	Three Months Ended June 27, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated	Total
Revenue	$116.9	$5.9	$—	$122.8
Operating costs	26.2	4.2	4.9	35.3
Selling and marketing costs	14.4	0.7	0.6	15.7
Administrative and other costs	0.7	0.2	6.7	7.6
Depreciation and amortization	—	—	6.2	6.2
Interest and other non-operating costs	—	—	16.7	16.7

Income (loss) before income taxes	$75.6	$0.8	$(35.1)	$41.3

	Three Months Ended June 28, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated	Total
Revenue	$101.3	$8.8	$—	$110.1
Operating costs	24.2	6.5	5.0	35.7
Selling and marketing costs	13.9	1.0	0.6	15.5
Administrative and other costs	1.1	0.2	7.3	8.6
Depreciation and amortization	—	—	5.0	5.0
Interest and other non-operating costs	—	—	43.4	43.4

Income (loss) before income taxes	$62.1	$1.1	$(61.3)	$1.9

	Six Months Ended June 27, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated	Total
Revenue	$190.6	$14.4	$—	$205.0
Operating costs	47.5	10.0	9.7	67.2
Selling and marketing costs	28.1	1.8	1.2	31.1
Administrative and other costs	1.0	0.4	14.1	15.5
Depreciation and amortization	—	—	11.6	11.6
Interest and other non-operating costs	—	—	32.5	32.5

Income (loss) before income taxes	$114.0	$2.2	$(69.1)	$47.1

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 28, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated	Total
Revenue	$167.6	$21.6	$—	$189.2
Operating costs	44.7	15.5	9.7	69.9
Selling and marketing costs	25.8	2.8	1.4	30.0
Administrative and other costs	1.4	0.4	15.3	17.1
Depreciation and amortization	—	—	9.9	9.9
Interest and other non-operating costs	—	—	57.1	57.1

Income (loss) before income taxes	$95.7	$2.9	$(93.4)	$5.2

The following is a summary of revenues by category (in millions):

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
National advertising revenue	$83.4	$71.9	$134.9	$117.5
Local advertising revenue	22.4	19.3	35.7	30.2
Founding member advertising revenue from beverage concessionaire agreements	11.1	10.1	20.0	19.9
Fathom Consumer revenue	5.0	8.5	13.3	18.1
Fathom Business revenue	0.9	0.3	1.1	3.5

Total revenue	$122.8	$110.1	$205.0	$189.2

9.	SUBSEQUENT EVENT

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC will contribute the assets of its Fathom Events division to a new entity to be formed by the founding members in exchange for an interest-bearing $25 million promissory note guaranteed by the founding members. NCM LLC will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected late in the third quarter of 2013 or early in the fourth quarter of 2013. Due to the related party nature of this transaction, the Company formed a committee of independent directors which is being advised by an independent investment banking advisory firm.

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

Summary Historical and Operating Data

	Three Months Ended		Six Months Ended
(In millions, except per share and per attendee data)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Revenue	$122.8	$110.1	$205.0	$189.2
Operating income	$58.0	$45.3	$79.6	$62.3
Adjusted OIBDA	$66.2	$53.0	$95.3	$77.8
Adjusted OIBDA margin	53.9%	48.1%	46.5%	41.1%
Net income	$41.1	$1.8	$46.7	$5.0
Total advertising revenue	$116.9	$101.3	$190.6	$167.6
Total theatre attendance	187.2	175.0	341.7	344.0
Total advertising revenue per attendee	$0.624	$0.579	$0.558	$0.487
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.565	$0.521	$0.499	$0.429
Total local advertising revenue per attendee	$0.120	$0.110	$0.104	$0.088

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

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Net income	$41.1	$1.8	$46.7	$5.0
Income tax expense	0.2	0.1	0.4	0.2
Interest and other non-operating costs	16.7	43.4	32.5	57.1
Depreciation and amortization	6.2	5.0	11.6	9.9

OIBDA	64.2	50.3	91.2	72.2
Share-based compensation costs (1)	2.0	2.7	4.1	5.6

Adjusted OIBDA	$66.2	$53.0	$95.3	$77.8

Total Revenue	$122.8	$110.1	$205.0	$189.2

Adjusted OIBDA margin	53.9%	48.1%	46.5%	41.1%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited condensed financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.3 million, $1.2 million, $2.4 million and $2.6 million for the three months ended June 27, 2013 and June 28, 2012, and the six months ended June 27, 2013 and June 28, 2012, respectively.

Basis of Presentation

The results of operations data for the three and six months ended June 27, 2013 and June 28, 2012 were derived from the unaudited condensed financial statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended June 27, 2013 and June 28, 2012

Revenue. Total revenue increased $12.7 million, or 11.5%, from $110.1 million for the three months ended June 28, 2012 to $122.8 million for the three months ended June 27, 2013. The following is a summary of revenue by category (in millions).

	Three Months Ended		Change Q2’12 to Q2’13
	June 27, 2013	June 28, 2012	$	%
National advertising revenue	$83.4	$71.9	$11.5	16.0%
Local advertising revenue	22.4	19.3	3.1	16.1%
Founding member advertising revenue from beverage concessionaire agreements	11.1	10.1	1.0	9.9%
Fathom Consumer revenue	5.0	8.5	(3.5)	(41.2)%
Fathom Business revenue	0.9	0.3	0.6	200.0%

Total Revenue	$122.8	$110.1	$12.7	11.5%

National advertising revenue. The $11.5 million, or 16.0%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to the following:

•

National inventory utilization increased from approximately 90.3% in the second quarter of 2012 to 107.1% in the second quarter of 2013 due to higher advertising demand and a 7.0% increase in network attendance quarter-over-quarter related to an overall increase in cinema industry attendance from a stronger film release schedule. This increase in utilization was partially offset by slightly lower content partner revenue. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

•

The increase in revenue due to higher utilization was partially offset by a 9.1 % decrease in national advertising CPMs (excluding beverage revenue) due primarily to more aggressive pricing strategies designed to increase inventory utilization.

Local advertising revenue. The $3.1 million, or 16.1%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 10.2% and an increase in the average contract value of 5.8% in the second quarter of 2013 compared to the second quarter of 2012. The increase in contract volume was driven by an increase in both larger regional contracts and smaller local contracts. The total dollar value of our local advertising contracts over $100,000 increased 19.6% and the number of contracts over $100,000 increased 30.4%. The increase in the larger contracts was driven in part by a 2.0% increase in average network screens over the past year that improved our geographic coverage, and makes our network more attractive to larger local and regional advertising clients. Local revenue per theatre attendee increased 9.1% as a result of the increase in local advertising revenue, partially offset by higher network attendance described above.

Founding member beverage revenue. The $1.0 million, or 9.9%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a 9.6% increase in founding member attendance. The increase in founding member attendance related to higher cinema industry attendance and the acquisition of 109 theatres (with 1,437 screens) by NCM LLC’s founding members late in 2012 and the first half of 2013. Included in these founding member acquisitions were 97 theatres (with 1,245 screens) operated by existing network affiliates.

Fathom Events revenue. Fathom Events revenue decreased $2.9 million, or 33.0%, from $8.8 million for the three months ended June 28, 2012 to $5.9 million for the three months ended June 27, 2013. The decrease was due to a decrease in Fathom Consumer Events revenue of $3.5 million driven by a 42.3% decrease in the number of event nights to 15 during the second quarter of 2013 compared to 26 in the second quarter of 2012 due to our focus on holding fewer events with higher margins. Fathom Business Events revenue increased by $0.6 million due to an increase in the number of event sites during the second quarter of 2013 compared to the second quarter of 2012. While the Company wound down its Fathom Business Events division in the first quarter of 2012, the Company continues to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients.

Operating expenses. Total operating expenses remained consistent at $64.8 million for the three months ended June 27, 2013 and June 28, 2012. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs increased $0.1 million, or 1.3%, from $8.0 million for the three months ended June 28, 2012 to $8.1 million for the three months ended June 27, 2013. The increase was due primarily to a $0.2 million increase in salary expense, partially offset by a decrease of $0.1 million in affiliate advertising payments. Affiliate advertising payments decreased despite the increase in advertising revenue during the second quarter of 2013 due to a decrease in the number of average affiliate screens of 7.6% in the second quarter of 2013, compared to the second quarter of 2012. The decrease in affiliate screens was primarily due to the acquisition of 97 affiliate theatres (with 1,245 screens) by founding members during late 2012 and the first half of 2013, whereby we are now paying a theatre access fee to our founding members, rather than affiliate payments.

Fathom Events operating costs. Fathom Events operating costs decreased $2.3 million, or 35.4%, from $6.5 million for the three months ended June 28, 2012 to $4.2 million for the three months ended June 27, 2013. The decrease was due primarily to a $2.5 million decrease in costs associated with the Fathom Consumer Events division due to the decline in Fathom Consumer Events revenue associated with fewer events, as described above, and lower programming costs as a percentage of event revenue.

Network costs. Network costs remained consistent at $4.9 million for the three months ended June 28, 2012 and for the three months ended June 27, 2013. These costs remained consistent due to lower network maintenance costs during the second quarter of 2013, compared to the second quarter of 2012, offset by an increase in network maintenance costs related to a 2.0% increase in the number of average network screens during the period.

Theatre access fees. Theatre access fees increased $1.8 million, or 11.0%, from $16.3 million for the three months ended June 28, 2012 to $18.1 million for the three months ended June 27, 2013. The increase was due to an increase in founding member attendance of 9.6% in the second quarter of 2013 compared to the second quarter of 2012, which resulted in an increase in our theatre access fees of $1.1 million. In addition, fees for use of digital screens and higher quality digital cinema projectors increased due to an annual 5% contractual rate increase. In addition, the number of founding member theatres equipped with digital cinema projectors increased year-over-year. As of June 27, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 76% as of June 28, 2012. Approximately 96% of founding member screens featured LCD or digital cinema projectors as of June 27, 2013.

Selling and marketing costs. Selling and marketing costs increased $0.2 million, or 1.3%, from $15.5 million for the three months ended June 28, 2012 to $15.7 million for the three months ended June 27, 2013. This increase was primarily due to an increase in advertising related selling and marketing costs of $0.5 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $0.3 million. Advertising related selling and marketing costs increased due primarily to a $0.6 million increase in non-cash barter expense incurred in the quarter. The decrease in Fathom selling and marketing costs was due primarily to lower personnel costs of $0.2 million.

Administrative and other costs. Administrative and other costs decreased $0.3 million, or 5.8%, from $5.2 million for the three months ended June 28, 2012 to $4.9 million for the three months ended June 27, 2013. The decrease was primarily due to decreases in both personnel expense and legal and professional expense.

Administrative fee – managing member. Administrative fee-managing member decreased $0.7 million, or 20.6%, from $3.4 million for the three months ended June 28, 2012 to $2.7 million for the three months ended June 27, 2013 primarily due to a decrease in payroll and share based compensation. Amounts recorded are based on the terms of the management service agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 24.0%, from $5.0 million for the three months ended June 28, 2012 to $6.2 million for the three months ended June 27, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements, NCM LLC founding member common unit adjustments, as well as an increase in depreciation expense resulting from greater property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses decreased $26.7 million, or 61.5%, from $43.4 million for the three months ended June 28, 2012 to $16.7 million for the three months ended June 28, 2013. The decrease in non-operating expenses was driven by the following factors:

•	the absence of $26.7 million loss on swap terminations that was recorded in the second quarter of 2012 for the termination of interest rate swaps;

•

a decrease in interest on borrowings of $1.5 million due primarily to lower average interest rates in the second quarter of 2013 compared to the second quarter of 2012 as a result of the Company’s debt refinancings in 2012 and 2013; and

•	a decrease in other non-operating expense of $1.2 million due primarily to lower write-off of debt issuance costs in the period;

These decreases to non-operating expenses were partially offset by the following increases to non-operating expenses period over period:

•	a non-cash $1.9 million increase in the amortization expense associated with terminated swap arrangements; and

•	the absence of a $0.8 million gain recorded for the change in derivative fair value that was recorded in the second quarter of 2012 for interest rate swaps which the Company has since terminated.

Net income. Net income increased $39.3 million from $1.8 million for the three months ended June 28, 2012 to $41.1 million for the three months ended June 27, 2013. The increase in net income was driven by a decrease in non-operating expenses of $26.7 million and an increase in operating income of $12.7 million, as described further above.

Six Months Ended June 27, 2013 and June 28, 2012

Revenue. Total revenue increased $15.8 million, or 8.4%, from $189.2 million for the six months ended June 28, 2012 to $205.0 million for the six months ended June 27, 2013. The following is a summary of revenue by category (in millions).

	Six Months Ended		Change YTD’12 to YTD’13
	June 27, 2013	June 28, 2012	$	%
National advertising revenue	$134.9	$117.5	17.4	14.8%
Local advertising revenue	35.7	30.2	5.5	18.2%
Founding member advertising revenue from beverage concessionaire agreements	20.0	19.9	0.1	0.5%
Fathom Consumer revenue	13.3	18.1	(4.8)	(26.5)%
Fathom Business revenue	1.1	3.5	(2.4)	(68.6)%

Total Revenue	$205.0	$189.2	$15.8	8.4%

National advertising revenue. The $17.4 million, or 14.8%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to the following:

•

National inventory utilization increased from approximately 83.6% in the first half of 2012 to 97.6% in the first half of 2013 due to an increase in content partner spending in the first quarter of 2013 and higher advertising demand in the second quarter of 2013. Content partners spent 25% of their annual spending commitments in the first quarter of 2013 compared to 12% in the first quarter of 2012, partially offset by a slight decrease in content partner spending in the second quarter of 2013. The greater advertising demand in the second quarter of 2013 was partially offset by a 0.7% decline in network attendance period-over-period.

•	National advertising CPMs (excluding beverage revenue) decreased by 1.2% due primarily to more aggressive pricing strategies designed to increase utilization.

Local advertising revenue. The $5.5 million, or 18.2%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 11.2% and an increase in the average contract value of 5.9% in the first half of 2013 compared to the first half of 2012. The increase in contract volume was driven by an increase in the volume of both larger regional contracts and smaller local contracts. The total dollar value of our local advertising contracts over $100,000 increased 21.2% and the number of contracts over $100,000 increased 23.5%. The increase in the larger contracts was driven in part by the addition of new network screens over the past year that improved our geographic coverage, making our network more attractive to larger local and regional advertising clients. Local revenue per theatre attendee increased 18.2% primarily because of the increase in local advertising revenue, as described above.

Founding member beverage revenue. The $0.1 million, or 0.5%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a slight increase in founding member attendance of 0.1% period over period.

Fathom Events revenue. Fathom Events revenue decreased $7.2 million, or 33.3%, from $21.6 million for the six months ended June 28, 2012 to $14.4 million for the six months ended June 27, 2013. The decrease was due in part to Fathom Consumer Events revenue decreasing $4.8 million, or 26.5%, from $18.1 million for the six months ended June 28, 2012 to $13.3 million for the six months ended June 27, 2013. The decrease in Fathom Consumer Events revenue was driven by a 33.3% decrease in the number of event nights to 34 during the first half of 2013 compared to 51 in the first half of 2012 due to our focus on holding fewer events with higher margins, as well as fewer classic film events in the first half of 2013 compared to the first half of 2012. In addition, Fathom Business Events revenue decreased $2.4 million during the first half of 2013, compared to the first half of 2012 as this division was wound-down during the first quarter of 2012.

Operating expenses. Total operating expenses decreased $1.5 million, or 1.2%, from $126.9 million for the six months ended June 28, 2012 to $125.4 million for the six months ended June 27, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs increased $1.1 million, or 8.7%, from $12.7 million for the six months ended June 28, 2012 to $13.8 million for the six months ended June 27, 2013. The increase was primarily due to a $0.6 million, or 5.8%, increase in affiliate advertising payments. The increase in affiliate advertising payments was driven by the 15.5% increase in advertising revenue (excluding beverage revenue), partially offset by a 1.0% decrease in the number of average affiliate screens in the first half of 2013, compared to the first half of 2012. The decrease in affiliate theatres is due to the acquisition of certain affiliate theatres by NCM LLC’s founding members, partially offset by the addition of new affiliate circuits to our network.

Fathom Events operating costs. Fathom Events operating costs decreased $5.5 million, or 35.5%, from $15.5 million for the six months ended June 28, 2012 to $10.0 million for the six months ended June 27, 2013. The decrease was primarily due to a decrease in costs associated with the Fathom Consumer Events division of $4.3 million due to the decline in Fathom Consumer Events revenue from fewer events in the first half of 2013, as described above, and lower programming costs as a percentage of event revenue. In addition, costs associated with the Fathom Business Events division declined $1.2 million as this division was wound-down in the first quarter of 2012.

Network costs. Network costs of remained consistent at $9.7 million during the six months ended June 27, 2013 and June 28, 2012. These costs remained consistent due to lower network maintenance costs during the first half of 2013, compared to the first half of 2012, partially offset by an increase in network maintenance costs related to a 2.2% increase in the number of average network screens during the period.

Theatre access fees. Theatre access fees increased $1.7 million, or 5.3%, from $32.0 million for the six months ended June 28, 2012 to $33.7 million for the six months ended June 27, 2013. The increase was due to a $1.7 million increase in the fees for use of digital screens and higher quality digital cinema projectors. The fees for digital screens and digital cinema projectors increased due to an annual 5% contractual rate increase. In addition, the number of founding member theatres equipped with digital cinema projectors increased year-over-year. As of June 27, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 76% as of June 28, 2012. Approximately 96% of founding member screens featured LCD or digital cinema projectors as of June 27, 2013.

Selling and marketing costs. Selling and marketing costs increased $1.1 million, or 3.7%, from $30.0 million for the six months ended June 28, 2012 to $31.1 million for the six months ended June 27, 2013. This increase was primarily due to an increase in advertising related selling and marketing costs of $2.3 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $1.0 million. Advertising related selling and marketing costs increased due primarily to $1.3 million of higher non-cash barter expense incurred in the first half of 2013 and a $0.7 million increase in local commission expense related to the increase in local advertising revenue. The decrease in Fathom selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs decreased $0.1 million, or 1.0%, from $10.1 million for the six months ended June 28, 2012 to $10.0 million for the six months ended June 27, 2013. The decrease was primarily due to decreases in both personnel expense and legal and professional expense.

Administrative fee – managing member. Administrative fee-managing member decreased $1.5 million, or 21.4%, from $7.0 million for the six months ended June 28, 2012 to $5.5 million for the six months ended June 27, 2013 primarily due to a decrease in payroll and share based compensation. Amounts recorded are based on the terms of the management service agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $1.7 million, or 17.2%, from $9.9 million for the six months ended June 28, 2012 to $11.6 million for the six months ended June 27, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements, NCM LLC founding member common unit adjustments, as well as an increase in depreciation expense resulting from greater property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses decreased $24.6 million, or 43.1%, from $57.1 million for the six months ended June 28, 2012 to $32.5 million for the six months ended June 27, 2013. The decrease in non-operating expenses was driven by the following factors:

•	the absence of $26.7 million loss on swap terminations that was recorded in the second quarter of 2012 for the termination of interest rate swaps;

•

a decrease in interest on borrowings of $2.3 million due primarily to lower average interest rates in the first half of 2013 compared to the first half of 2012 as a result of the Company’s debt refinancings in 2012 and 2013; and

•	a decrease in other non-operating expense of $1.2 million due primarily to lower write-off of debt issuance costs in the period.

These decreases to non-operating expenses were partially offset by the following increases to non-operating expenses period over period:

•	a non-cash $4.1 million increase in the amortization expense associated with terminated swap arrangements; and

•

a $1.5 million decrease in the gain recorded for the change in derivative fair value, as the Company did not record changes in fair value on derivatives in its Condensed Consolidated Statements of Income during the first half of 2013, as it did in 2012 due to the termination of its interest rate swaps in 2012.

Net income. Net income increased $41.7 million from $5.0 million for the six months ended June 28, 2012 to $46.7 million for the six months ended June 27, 2013. The increase in net income was driven by a decrease in non-operating expenses of $24.6 million and an increase in operating income of $17.3 million, as described further above.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television scatter and local and regional advertising markets in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and the number of Fathom live broadcast events and locations. During 2012, we added twelve new affiliate theatre circuits to our national network, and so far in 2013 we have contracted to add four new affiliate theatre circuits. In total, these contracted new founding member and affiliate theatres that have joined our network during 2012 and thus far in 2013 are expected to add approximately 26 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 364 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and local video and other advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013 and in 2012, we sold 60 seconds to NCM LLC’s founding members. We expect to continue to sell 60 seconds of time to NCM LLC’s founding members for the remainder of 2013. It is expected that NCM LLC’s founding members will be renegotiating their agreements with their beverage supplier over the next couple of years, which could change the amount of advertising time that the circuits are required to buy from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of June 27, 2013, 78.7% of our network screens were showing advertising on digital cinema projectors versus 60.8% as of June 28, 2012.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and has continued to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients.

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC will contribute the assets of its Fathom Events division to a new entity to be formed by the founding members in exchange for an interest-bearing $25 million promissory note guaranteed by the founding members. NCM LLC will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected late in the third quarter of 2013 or early in the fourth quarter of 2013. Due to the related party nature of this transaction, the Company formed a committee of independent directors which is being advised by an independent investment banking advisory firm.

During 2013 and 2012, we amended our senior secured credit facility and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes. As a result of these transactions, we extended the average maturities of our debt by over six years to an average remaining maturity of 7.9 years as of June 27, 2013, and our cash interest expense on borrowings is projected to decrease approximately $5.0 million for 2013 compared to 2012.

During the second quarter of 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas (“Rave”) on May 28, 2013 because NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. NCM LLC recorded a net intangible asset of approximately $91.2 million during the three months ended June 27, 2013 for this common unit adjustment.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of June 27, 2013, our cash and cash equivalents balance was $8.8 million, a decrease of $1.6 million compared to the balance of $10.4 million as of December 27, 2012. The cash and cash equivalents balance at June 27, 2013, combined with $110.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $118.8 million, or a $1.6 million decrease versus December 27, 2012. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the operating agreement) to our founding members and managing member, interest payments on our term loan, the Senior Secured Notes and Senior Unsecured Notes and principal payments on debt, income tax payments, tax sharing payments to NCM LLC’s founding members and quarterly dividends to NCM, Inc.’s common stockholders. Our cash, cash equivalents and marketable securities of $8.8 million as of June 27, 2013 decreased $0.4 million, compared to $8.4 million as of June 28, 2012. Our total liquidity availability increased $5.4 million to $118.8 million as of June 27, 2013 compared to $113.4 million as of June 28, 2012.

We have generated and used cash as follows (in millions):

	Six Months Ended
	June 27, 2013	June 28, 2012
Operating cash flow	$58.0	$13.4
Investing cash flow	$(9.9)	$(6.3)
Financing cash flow	$(49.7)	$(7.9)

•

Operating Activities. The increase in cash provided by operating activities for the six months ended June 27, 2013 versus the six months ended June 28, 2012 was primarily due to the absence of the $40.2 million payment for swap terminations that was incurred in the first half of 2012 and the increase in operating income period over period.

•

Investing Activities. The cash used in investing activities for the six months ended June 27, 2013 increased $3.6 million compared to the six months ended June 28, 2012. The increase was due primarily to an increase of $2.3 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements and greater purchases of property, plant and equipment.

•

Financing Activities. Cash used in financing activities increased by $41.8 million during the six months ended June 27, 2013 compared to the six months ended June 28, 2012. The increase in cash used was due primarily to a decrease in cash proceeds from borrowings, net of payments, of $40.0 million.

Sources of capital and capital requirements. NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows can be impacted by the seasonality in advertising, interest on borrowings under our revolving agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended June 27, 2013 (which will be made during the third quarter of 2013) was $52.5 million.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during 2012 and 2013 and as a result has extended the average maturity of its debt by over six years and increased its liquidity, while not meaningfully impacting free cash flow.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2012 and incorporated by reference herein. As of June 27, 2013, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three and six months ended June 27, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of June 27, 2013, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14 million revolving credit facility and $270.0 million term loan outstanding as of June 27, 2013. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Vice President and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of June 27, 2013, our management evaluated, with the participation of the Chief Executive Officer and Vice President and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 27, 2013 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 27, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC will contribute the assets of its Fathom Events division to a new entity to be formed by the founding members in exchange for an interest-bearing $25 million promissory note guaranteed by the founding members. NCM LLC will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected late in the third quarter of 2013 or early in the fourth quarter of 2013. Due to the related party nature of this transaction, the Company formed a committee of independent directors which is being advised by an independent investment banking advisory firm.

Item 6. Exhibits

Exhibit	Reference	Description

3.1	(1)	Certificate of Formation of National CineMedia, LLC.

3.2	(2)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

3.3	(3)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

3.4	(4)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1	(5)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2	(6)	Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-176056) filed on August 4, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(3)	Incorporated by reference to Exhibit 10.1.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.
(4)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(5)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

(6)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 7, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, LLC

(Registrant)

By: National CineMedia, Inc., its manager

Date: August 7, 2013	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	/s/ David J. Oddo
David J. Oddo
Vice President and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2013	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President and Interim Co-Chief Financial Officer
(Principal Accounting Officer)