Form 10-Q
period 2013-09-26
National CineMedia, LLC
filed 2013-11-05
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2013

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

As of November 4, 2013, the registrant had 123,363,471 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	September 26, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22.7	$10.4
Receivables, net of allowance of $5.4 and $4.5, respectively	108.3	98.5
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	3.1	2.4
Prepaid administrative fees to managing member	0.8	0.8

Total current assets	134.9	112.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $66.6 and $63.1, respectively	26.0	25.7
Intangible assets, net of accumulated amortization of $43.6 and $32.5, respectively	436.1	280.3
Debt issuance costs, net of accumulated amortization of $14.3 and $12.2, respectively	18.3	18.3
Other investment	0.8	0.8
Other long-term assets	0.4	0.2

Total non-current assets	481.6	325.3

TOTAL ASSETS	$616.5	$437.4

LIABILITIES AND MEMBERS’ DEFICIT
CURRENT LIABILITIES:
Amounts due to founding members	35.0	19.8
Amounts due to managing member	31.3	15.3
Accrued expenses	20.0	18.3
Accrued payroll and related expenses	10.5	9.6
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	8.8	13.9
Deferred revenue	8.9	5.7

Total current liabilities	114.5	82.6
NON-CURRENT LIABILITIES:
Borrowings	884.0	879.0

Total non-current liabilities	884.0	879.0

Total liabilities	998.5	961.6

COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $14.1 and $21.9 million, respectively)	(382.0)	(524.2)

TOTAL LIABILITIES AND EQUITY	$616.5	$437.4

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
REVENUE:
Advertising (including revenue from founding members of $11.5, $10.0, $31.6 and $30.0, respectively)	$127.6	$138.0	$318.2	$305.6
Fathom Events	7.5	5.7	21.9	27.3

Total	135.1	143.7	340.1	332.9

OPERATING EXPENSES:
Advertising operating costs (including $1.1, $1.4, $2.6 and $3.1 to related party affiliates, respectively)	7.9	11.0	21.7	23.7
Fathom Events operating costs (including $1.3, $1.0, $3.3 and $4.2 to founding members, respectively)	5.4	4.5	15.4	20.0
Network costs	4.9	4.9	14.6	14.6
Theatre access fees—founding members	18.7	16.3	52.4	48.3
Selling and marketing costs (including $0.3, $0.4, $1.0 and $0.8 to founding members, respectively)	15.6	15.7	46.7	45.7
Administrative and other costs	5.3	5.4	15.3	15.5
Administrative fee—managing member	2.7	2.8	8.2	9.8
Depreciation and amortization	7.2	5.0	18.8	14.9

Total	67.7	65.6	193.1	192.5

OPERATING INCOME	67.4	78.1	147.0	140.4

NON-OPERATING EXPENSES:
Interest on borrowings	12.8	14.3	38.9	42.7
Change in derivative fair value	—	(0.7)	—	(2.2)
Amortization of terminated derivatives	2.6	1.3	7.8	2.4
Loss on swap terminations	—	—	—	26.7
Other non-operating expense	—	—	1.2	2.4

Total	15.4	14.9	47.9	72.0

INCOME BEFORE INCOME TAXES	52.0	63.2	99.1	68.4

Income tax expense	0.2	0.3	0.6	0.5

NET INCOME	$51.8	$62.9	$98.5	$67.9

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
NET INCOME	$51.8	$62.9	$98.5	$67.9
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives, net of tax of $0 and $0, respectively	2.6	1.3	7.8	2.4
Net unrealized gain on cash flow hedges, net of tax of $0 and $0, respectively	—	0.8	—	30.5

COMPREHENSIVE INCOME	$54.4	$65.0	$106.3	$100.8

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98.5	$67.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	14.9
Non-cash share-based compensation	3.7	3.6
Net unrealized gain on hedging transactions	—	(2.2)
Amortization of terminated derivatives	7.8	2.4
Amortization of debt issuance costs	2.1	2.1
Write-off of debt issuance costs and other non-operating items	1.2	2.5
Loss on swap terminations	—	26.7
Payment for swap terminations	—	(40.2)
Changes in operating assets and liabilities:
Receivables, net	(9.8)	(29.8)
Accounts payable and accrued expenses	(2.4)	4.8
Amounts due to founding members and managing member	4.5	(2.8)
Other, net	2.4	(0.3)

Net cash provided by operating activities	126.8	49.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7.9)	(7.6)
Payment from founding members for intangible assets	—	0.2
Purchases of intangible assets from affiliate circuits	(8.9)	(7.2)

Net cash used in investing activities	(16.8)	(14.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	44.0	491.0
Repayments of borrowings	(39.0)	(435.0)
Payment of debt issuance costs	(3.4)	(8.5)
Founding member integration payments	1.1	—
Distributions to founding members and managing member	(108.3)	(86.2)
Unit settlement for share-based compensation	7.9	2.1

Net cash used in financing activities	(97.7)	(36.6)

CHANGE IN CASH AND CASH EQUIVALENTS	12.3	(1.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.4	9.2

End of period	$22.7	$7.6

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with managing member equity	$160.2	$10.1
Increase in cost method investment	$—	$0.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$34.9	$33.7
Cash paid for income taxes	$0.3	$0.5

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising and Fathom Events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements referred to in this document as “network affiliates”, which expire at various dates.

As of September 26, 2013, NCM LLC had 123,363,471 common membership units outstanding, of which 58,280,044 (47.2%) were owned by NCM, Inc., 22,032,152 (17.9%) were owned by Regal, 23,998,505 (19.5%) were owned by Cinemark and 19,052,770 (15.4%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

On August 1, 2013, a non-binding letter of intent was executed to spin-off Fathom Events to a new entity owned 30% by each of the founding members and 10% by NCM LLC, as described further in Note 3 – Related-Party Transactions. This transaction is expected to close in the fourth quarter of 2013. Fathom Events consists primarily of the Fathom Consumer Events division as the Company wound down its Fathom Business Events division during the first quarter of 2012. The Company has continued to execute business events on a periodic basis for existing long-term Fathom clients or if requested by the founding members for business meetings that they have booked directly with the client.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 27, 2012 contain a complete discussion of the Company’s significant accounting policies.

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

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of September 26, 2013 and December 27, 2012, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three months ended September 27, 2012, the Company had one customer which accounted for 14.0% of revenue. During the three and nine months ended September 26, 2013 and the nine months ended September 27, 2012, there were no customers that accounted for more than 10% of revenue.

Income Taxes— NCM LLC’s fiscal year 2007 and 2008 tax returns were under examination by the Internal Revenue Service (“IRS”). On September 10, 2013, NCM LLC and NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “No Adjustments Letter” from the IRS which stated that the IRS completed its review of the NCM LLC tax returns for the fiscal years ended 2007 and 2008 and did not propose any adjustments to those tax

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

returns. NCM, Inc. had previously contested adjustments proposed by the IRS through the administrative appeals process. The Company had not recorded any adjustment to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the three and nine months ended September 26, 2013 related to the closure of these audits.

Share-Based Compensation—The Company has issued two types of share-based compensation awards: stock options and non-vested (restricted) stock. In 2013, the Company only issued non-vested (restricted) stock. Restricted stock vests upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on all unvested restricted stock and are only paid when the shares vest. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares. For the three and nine months ended September 26, 2013, NCM, Inc. acquired 230,991 and 548,405 units, respectively, due to the vesting of restricted stock and exercise of stock options and contributed $3.6 million and $7.9 million to NCM LLC for the three and nine months ended September 26, 2013, respectively.

Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with our founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2013 and 2012, we issued 4,536,014 and 651,612 common membership units to our founding members, respectively, for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during the previous year. The Company recorded a net intangible asset of $69.0 million and $9.9 million during the first quarter of 2013 and 2012, respectively, as a result of the Common Unit Adjustments. In lieu of surrendering 16,727 units in 2012, AMC paid us $0.2 million in the first quarter of 2012.

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. In June 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas (“Rave”) on May 28, 2013. The Company recorded a net intangible asset of $91.2 million during the three months ended June 27, 2013 for this Common Unit Adjustment. In addition, Rave had pre-existing advertising agreements for some of the theatres it owned prior to the acquisition by Cinemark, as well as prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make payments pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”). During the three and nine months ended September 26, 2013, the Company recorded a reduction to net intangible assets of $1.0 million and $2.1 million, respectively, related to integration payments due from AMC and Cinemark. During the three months and nine months ended September 26, 2013, the founding members paid $0.9 million and $1.1 million, respectively, in integration payments.

The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3. RELATED-PARTY TRANSACTIONS

Founding Member and Managing Member Transactions – Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

Included in the Condensed Statements of Income:	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$11.5	$10.0	$31.5	$29.9
Advertising inventory revenue (included in Advertising revenue) (2)	—	—	0.1	0.1
Operating expenses:
Theatre access fee (3)	18.7	16.3	52.4	48.3
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	1.3	0.8	3.0	3.8
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	—	0.2	0.3	0.4
Purchase of movie tickets and concession products (included in Selling and marketing costs) (5)	0.3	0.4	1.0	0.8
Administrative fee—managing member (6)	2.7	2.8	8.2	9.8

(1)	For the three months and nine months ended September 26, 2013 and September 27, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent CPM.
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(6)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Operations Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Included in the Condensed Balance Sheets:	As of September 26, 2013	As of December 27, 2012
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Prepaid administrative fees to managing member (2)	0.8	0.8
Common unit adjustments and integration payments, net of amortization (included in Intangible assets)	406.7	258.7

(1)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(2)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three and nine months ended September 26, 2013 and September 27, 2012 are as follows (in millions):

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
AMC	$10.6	$10.1	$21.2	$16.8
Cinemark	13.3	10.7	26.0	17.6
Regal	12.2	12.9	25.7	21.5
NCM, Inc.	32.3	32.1	63.1	53.0

Total	$68.4	$65.8	$136.0	$108.9

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended September 26, 2013 of $36.1 million is included in amounts due to founding members on the Condensed Balance Sheets as of September 26, 2013 and will be made in the fourth quarter of 2013. The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended September 26, 2013 of $32.3 million is included in amounts due to managing member on the Condensed Balance Sheets as of September 26, 2013 and will be made in the fourth quarter of 2013.

Amounts due to founding members as of September 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.6	1.0	$2.2
Cost and other reimbursement	(1.2)	(1.3)	(0.8)	(3.3)
Distributions payable	13.3	10.6	12.2	36.1

Total	$12.7	$9.9	$12.4	$35.0

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

Amounts due to/from managing member were comprised of the following (in millions):

	As of September 26, 2013	As of December 27, 2012
Distributions payable	$32.3	$19.8
Cost and other reimbursement	(1.0)	(4.5)

Total	$31.3	$15.3

Common Unit Membership Redemption – The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.

Fathom Spin-off – On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC agreed to contribute the assets of its Fathom Events division to a new entity owned 30% by each of the founding members and 10% by NCM LLC. In addition to the 10% interest, NCM LLC expects to receive $25 million in the form of a promissory note or notes as consideration for the sale. The letter of intent also provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing of the transaction for a fee. The transaction is expected to close in the fourth quarter of 2013. Due to the related party nature of the transaction, the Company formed a committee of independent directors that has hired an investment banking firm to advise the committee and render an opinion as to the fairness of the transaction.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of advertising operating costs in the Condensed Statements of Income between the Company and its related party affiliates (in millions):

Related Party Affiliate	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Starplex (1)	$1.0	$1.2	$2.2	$2.5
Other (2)	0.1	0.2	0.4	0.6

Total	$1.1	$1.4	$2.6	$3.1

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Condensed Balance Sheets (in millions):

Related Party Affiliate	As of September 26, 2013	As of December 27, 2012
Starplex (1)	$0.8	$0.7
Other (2)	0.1	0.2

Total	$0.9	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Other affiliates include Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

Other Transactions –NCM LLC has an agreement with Digital Cinema Integration Partners (“DCIP”), a joint venture owned by the founding members. This agreement provides for payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including major studios) who display their programming on the digital cinema projectors. During the three and nine months ended September 26, 2013, we paid DCIP approximately $0.1 million and $0.6 million, respectively and during the three and nine months ended September 27, 2012, we paid DCIP approximately $0.2 million and $0.6 million, respectively, under this agreement.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of September 26, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	September 26, 2013	December 27, 2012	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$14.0	November 26, 2017 (1)	(2)
Term Loans	270.0	265.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$884.0	$879.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

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

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). On May 2, 2013, the Company entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of September 26, 2013 was 1.69%.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Term Loans— In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of September 26, 2013 was 2.94%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of September 26, 2013, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of September 26, 2013, the Company’s consolidated net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of September 26, 2013.

Senior Secured Notes due 2022— On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of September 26, 2013.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $32.2 million over the remaining terms of the network affiliate agreements. As of September 26, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

6. FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms.

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of September 26, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$268.6	$265.0	$265.8
Senior Unsecured Notes	200.0	218.1	200.0	222.0
Senior Secured Notes	400.0	410.0	400.0	425.5

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of September 26, 2013 or December 27, 2012 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.8 million as of September 26, 2013 and December 27, 2012, respectively.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of September 26, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities.

During the nine months ended September 27, 2012, the Company paid breakage fees of $40.2 million which represented the settlement of the Company’s loss position on its interest rate swap agreements. The swaps were terminated with the Company in a loss position and therefore, the Company paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $40.2 million payment by recording a loss on swap terminations of $26.7 million in the Condensed Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during the Company’s refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in Accumulated Other Comprehensive Income (“AOCI”) of $26.7 million into earnings in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). The remainder of the breakage fees was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was frozen and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of September 26, 2013, there was approximately $14.1 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI.

During the three and nine months ended September 27, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivative instruments with cash flow hedge accounting on the condensed financial statements for the three and nine months ended September 26, 2013 and September 27, 2012 were as follows (in millions):

	Unrealized Gain Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax)				Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Interest Rate Swaps	$2.6	$0.8	$7.8	$24.6	$—	$(1.3)	$—	$(8.3)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed financial statements for the three and nine months ended September 26, 2013 and September 27, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Three Months Ended		Nine Months Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$(1.3)	$—	$(4.3)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	0.7	—	2.2
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(2.6)	(1.3)	(7.8)	(2.4)

Total		$(2.6)	$(1.9)	$(7.8)	$(4.5)

The changes in AOCI by component for the three and nine months ended September 26, 2013 were as follows (in millions):

	Three Months Ended	Nine Months Ended	Income Statement
	September 26, 2013		Location
Balance at beginning of period	$(16.7)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	2.6	7.8	Amortization of terminated derivatives

Total amounts reclassified from AOCI	2.6	7.8

Net other comprehensive income	2.6	7.8

Balance at end of period	$(14.1)	$(14.1)

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8. SEGMENT REPORTING

Advertising revenue accounted for 94.4%, 96.0%, 93.6% and 91.8% of total revenue for the three months ended September 26, 2013 and September 27, 2012 and the nine months ended September 26, 2013 and September 27, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

	Three Months Ended September 26, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$127.6	$7.5	$—	$135.1
Operating costs	26.6	5.4	4.9	36.9
Selling and marketing costs	14.0	0.8	0.8	15.6
Administrative and other costs	0.7	0.2	7.1	8.0
Depreciation and amortization	—	—	7.2	7.2
Interest and other non-operating costs	—	—	15.4	15.4

Income (loss) before income taxes	$86.3	$1.1	$(35.4)	$52.0

	Three Months Ended September 27, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$138.0	$5.7	$—	$143.7
Operating costs	27.3	4.5	4.9	36.7
Selling and marketing costs	14.7	0.5	0.5	15.7
Administrative and other costs	0.7	0.2	7.3	8.2
Depreciation and amortization	—	—	5.0	5.0
Interest and other non-operating costs	—	—	14.9	14.9

Income (loss) before income taxes	$95.3	$0.5	$(32.6)	$63.2

	Nine Months Ended September 26, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$318.2	$21.9	$—	$340.1
Operating costs	74.1	15.4	14.6	104.1
Selling and marketing costs	42.1	2.6	2.0	46.7
Administrative and other costs	1.7	0.6	21.2	23.5
Depreciation and amortization	—	—	18.8	18.8
Interest and other non-operating costs	—	—	47.9	47.9

Income (loss) before income taxes	$200.3	$3.3	$(104.5)	$99.1

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 27, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Total
Revenue	$305.6	$27.3	$—	$332.9
Operating costs	72.0	20.0	14.6	106.6
Selling and marketing costs	40.5	3.3	1.9	45.7
Administrative and other costs	2.1	0.6	22.6	25.3
Depreciation and amortization	—	—	14.9	14.9
Interest and other non-operating costs	—	—	72.0	72.0

Income (loss) before income taxes	$191.0	$3.4	$(126.0)	$68.4

The following is a summary of revenues by category (in millions):

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
National advertising revenue	$91.1	$104.8	$226.0	$222.3
Local advertising revenue	25.0	23.2	60.7	53.4
Founding member advertising revenue from beverage concessionaire agreements	11.5	10.0	31.5	29.9
Fathom Consumer revenue	7.5	4.9	20.8	23.0
Fathom Business revenue	—	0.8	1.1	4.3

Total revenue	$135.1	$143.7	$340.1	$332.9

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

Overview

We operate the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with our founding members and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and distribute entertainment programming in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming and Fathom Event programming are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN. On August 1, 2013, a non-binding letter of intent was executed to spin-off Fathom Events to a new entity owned 30% by each of the founding members and 10% by NCM LLC, as described further in Note 3 – Related-Party Transactions to the Condensed Financial Statements.

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

Summary Historical and Operating Data

(In millions, except per share and per attendee data)	Three Months Ended		Nine months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Revenue	$135.1	$143.7	$340.1	$332.9
Operating income	$67.4	$78.1	$147.0	$140.4
Adjusted OIBDA	$76.7	$85.1	$172.0	$162.9
Adjusted OIBDA margin	56.8%	59.2%	50.6%	48.9%
Net income	$51.8	$62.9	$98.5	$67.9
Total advertising revenue	$127.6	$138.0	$318.2	$305.6
Total theatre attendance	192.0	175.2	533.7	519.2
Total advertising revenue per attendee	$0.665	$0.788	$0.596	$0.589
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.605	$0.731	$0.537	$0.531
Total local advertising revenue per attendee	$0.131	$0.132	$0.114	$0.103

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with U.S. GAAP. OIBDA represents net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Net income	$51.8	$62.9	$98.5	$67.9
Income tax expense	0.2	0.3	0.6	0.5
Interest and other non-operating costs	15.4	14.9	47.9	72.0
Depreciation and amortization	7.2	5.0	18.8	14.9

OIBDA	74.6	83.1	165.8	155.3
Share-based compensation costs (1)	2.1	2.0	6.2	7.6

Adjusted OIBDA	$76.7	$85.1	$172.0	$162.9

Total revenue	$135.1	$143.7	$340.1	$332.9

Adjusted OIBDA margin	56.8%	59.2%	50.6%	48.9%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited condensed financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.3 million, $1.0 million, $3.7 million and $3.6 million for the three months ended September 26, 2013 and September 27, 2012, and the nine months ended September 26, 2013 and September 27, 2012, respectively.

Basis of Presentation

The results of operations data for the three and nine months ended September 26, 2013 and September 27, 2012 was derived from the unaudited condensed financial statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended September 26, 2013 and September 27, 2012

Revenue. Total revenue decreased $8.6 million, or 6.0%, from $143.7 million for the three months ended September 27, 2012 to $135.1 million for the three months ended September 26, 2013. The following is a summary of revenue by category (in millions).

	Three Months Ended		Change Q3’12 to Q3’13
	September 26, 2013	September 27, 2012	$	%
National advertising revenue	$91.1	$104.8	$(13.7)	(13.1)%
Local advertising revenue	25.0	23.2	1.8	7.8%
Founding member advertising revenue from beverage concessionaire agreements	11.5	10.0	1.5	15.0%
Fathom Consumer revenue	7.5	4.9	2.6	53.1%
Fathom Business revenue	—	0.8	(0.8)	(100.0)%

Total revenue	$135.1	$143.7	$(8.6)	(6.0)%

National advertising revenue. The $13.7 million, or 13.1%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due to a decrease in both the national inventory utilization and national advertising CPMs. National inventory utilization decreased from 136.1% in the third quarter of 2012 to 117.6% in the third quarter of 2013 due primarily to a decrease in revenue from one client in the third quarter of 2013, compared to the third quarter of 2012. This client represented 6.8% of our national advertising revenue in the third quarter of 2013, compared to 19.2% in the third quarter of 2012 (4.6% and 14.0% of total revenue, respectively). The decrease in utilization was partially offset by a 9.6% increase in network attendance quarter-over-quarter related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network affiliates discussed below. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. National advertising CPMs (excluding beverage revenue) decreased 5.0% during the third quarter of 2013, compared to the third quarter of 2012, primarily due to the expansion of our client base to new client categories related to the implementation of more aggressive pricing strategies.

Local advertising revenue. The $1.8 million, or 7.8%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 13.9%, partially offset by a decrease in the average contract value of 4.7% in the third quarter of 2013 compared to the third quarter of 2012. The increase in contract volume was driven by an increase in sales to smaller local clients. The average dollar value of our local advertising contracts under $100,000 increased 2.9% and the number of contracts under $100,000 increased 14.1%, partially offset by a decrease in the number of larger (>$100,000) regional contracts. The increase in the smaller contracts was driven in part by a 1.7% increase in the number of average network screens in the third quarter of 2013, compared to the third quarter of 2012, and an improving economic outlook in many of the local markets that we serve.

Founding member beverage revenue. The $1.5 million, or 15.0%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a 14.3% increase in founding member attendance during the third quarter of 2013, compared to the third quarter of 2012. The increase in founding member attendance related to higher cinema industry attendance and the acquisition of 109 theatres (with 1,437 screens) by NCM LLC’s founding members late in 2012 and the first nine months of 2013. These acquisitions expanded our network by 12 theatres (192 screens) as 97 theatres (with 1,245 screens) were operated by existing network affiliate theatre circuits.

Fathom Events revenue. Fathom Events revenue, which is comprised of Fathom Consumer revenue and Fathom Business revenue, increased $1.8 million, or 31.6%, from $5.7 million for the three months ended September 27, 2012 to $7.5 million for the three months ended September 26, 2013. The increase was due to an increase in Fathom Consumer Events revenue of $2.6 million driven by a 30.8% increase in the number of event nights to 17 during the third quarter of 2013, compared to 13 in the third quarter of 2012 and a 17.0% increase in the average revenue per event due primarily to several high quality events in the rock music, boxing and general entertainment genres. The increase for Fathom Consumer was partially offset by a $0.8 million decrease in revenue from Fathom Business as there were no Fathom Business Events during the third quarter of 2013.

Operating expenses. Total operating expenses increased $2.1 million, or 3.2%, from $65.6 million for the three months ended September 27, 2012 to $67.7 million for the three months ended September 26, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs decreased $3.1 million, or 28.2%, from $11.0 million for the three months ended September 27, 2012 to $7.9 million for the three months ended September 26, 2013. The decrease was due primarily to a decrease of $2.6 million in affiliate advertising payments. Affiliate advertising payments decreased due to a decrease in advertising revenue during the third quarter of 2013, as well as, a decrease in the number of average affiliate screens of 13.1% in the third quarter of 2013, compared to the third quarter of 2012. The decrease in affiliate screens was primarily due to the acquisition of 97 affiliate theatres (with 1,245 screens) by founding members during late 2012 and the first nine months of 2013, whereby we are now paying a theatre access fee to our founding members, rather than the higher affiliate payments, that are based on as much as 50% of the advertising revenue.

Fathom Events operating costs. Fathom Events operating costs increased $0.9 million, or 20.0%, from $4.5 million for the three months ended September 27, 2012 to $5.4 million for the three months ended September 26, 2013. The increase was due primarily to a $1.6 million increase in costs associated with the higher Fathom Consumer Events revenue and more events, as described above, partially offset by a lower average revenue sharing percentage with programming suppliers. These costs were also partially offset by a $0.5 million decrease in costs associated with the Fathom Business Events division as there were no business events in the third quarter of 2013.

Network costs. Network costs remained consistent at $4.9 million for the three months ended September 27, 2012 and for the three months ended September 26, 2013. These costs remained consistent as the number of average network screens only increased 1.7% in the third quarter of 2013, compared to the third quarter of 2012.

Theatre access fees. Theatre access fees increased $2.4 million, or 14.7%, from $16.3 million for the three months ended September 27, 2012 to $18.7 million for the three months ended September 26, 2013. Approximately $1.6 million of the increase was due to an increase in founding member attendance of 14.3% in the third quarter of 2013, compared to the third quarter of 2012 due primarily to the founding member acquisitions and increase in industry attendance in the third quarter of 2013, compared to the third quarter of 2012, discussed above. In addition, fees for use of digital screens and higher quality digital cinema projectors increased due to an annual 5% contractual rate increase, as well as an increase in the number of founding member theatres equipped with digital cinema projectors year-over-year. As of September 26, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 81% as of September 27, 2012 and approximately 96% of founding member screens featured LCD or digital cinema projectors as of September 26, 2013.

Selling and marketing costs. Selling and marketing costs decreased $0.1 million, or 0.6%, from $15.7 million for the three months ended September 27, 2012 to $15.6 million for the three months ended September 26, 2013. This decrease was primarily due to a decrease in national advertising revenue, partially offset by an increase in selling and marketing costs associated with the higher local advertising revenue and higher Fathom revenue. Advertising related selling and marketing costs decreased due primarily to a decrease in personnel costs, online publisher expenses and marketing costs. Fathom selling and marketing costs increased due primarily to a reversal of bad debt expense in the third quarter of 2012, partially offset by lower third quarter 2013 personnel expense.

Administrative and other costs. Administrative and other costs decreased $0.1 million, or 1.9%, from $5.4 million for the three months ended September 27, 2012 to $5.3 million for the three months ended September 26, 2013. The decrease was primarily due to decreases in legal and professional expense.

Administrative fee – managing member. Administrative fee-managing member declined slightly from $2.8 million for the three months ended September 27, 2012 to $2.7 million for the three months ended September 26, 2013 primarily due to a decrease in share based compensation. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million, or 44.0%, from $5.0 million for the three months ended September 27, 2012 to $7.2 million for the three months ended September 26, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, as well as, an increase in depreciation expense resulting from greater average property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses increased $0.5 million, or 3.4%, from $14.9 million for the three months ended September 27, 2012 to $15.4 million for the three months ended September 26, 2013. The increase to non-operating expenses was driven by a $1.3 million increase in the amortization expense associated with terminated swap arrangements, and the absence of a $0.7 million gain recorded for the change in derivative fair value that was recorded in the third quarter of 2012 for interest rate swaps which the Company has since terminated.

The increase in non-operating expenses was partially offset by a decrease in interest on borrowings of $1.5 million due primarily to lower average interest rates in the third quarter of 2013 compared to the third quarter of 2012 as a result of the Company’s debt refinancings in 2012 and 2013.

Net income. Net income decreased $11.1 million from $62.9 million for the three months ended September 27, 2012 to $51.8 million for the three months ended September 26, 2013. The increase in net income was driven by an increase in non-operating expenses of $0.5 million and a decrease in operating income of $10.7 million, as described further above.

Nine Months Ended September 26, 2013 and September 27, 2012

Revenue. Total revenue increased $7.2 million, or 2.2%, from $332.9 million for the nine months ended September 27, 2012 to $340.1 million for the nine months ended September 26, 2013. The following is a summary of revenue by category (in millions).

	Nine Months Ended		Change YTD’12 to YTD’13
	September 26, 2013	September 27, 2012	$	%
National advertising revenue	$226.0	$222.3	$3.7	1.7%
Local advertising revenue	60.7	53.4	7.3	13.7%
Founding member advertising revenue from beverage concessionaire agreements	31.5	29.9	1.6	5.4%
Fathom Consumer revenue	20.8	23.0	(2.2)	(9.6)%
Fathom Business revenue	1.1	4.3	(3.2)	(74.4)%

Total revenue	$340.1	$332.9	$7.2	2.2%

National advertising revenue. The $3.7 million, or 1.7%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to an increase in national inventory utilization which rose from approximately 101.4% in the first nine months of 2012 to 104.9% in the first nine months of 2013 on network attendance growth of 2.8%. Utilization increased primarily due to content partner revenue increasing by 24.4% in the first nine months of 2013, compared to the first nine months of 2012. These increases to national advertising revenue were partially offset by a 3.3% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new categories related to more aggressive pricing strategies.

Local advertising revenue. The $7.3 million, or 13.7%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 10.1% and an increase in the average contract value of 3.4% in the first nine months of 2013 compared to the first nine months of 2012. The increase in contract volume was driven by an increase in the volume of both larger regional contracts and smaller local contracts. The number of contracts over $100,000 increased 12.5%, and the number of contracts under $100,000 increased 10.1%. The increase in the larger contracts was driven in part by the addition of new network screens over the past year that improved our geographic coverage, making our network more attractive to larger local and regional advertising clients. Local revenue per theatre attendee increased 10.7% primarily because of the increase in local advertising revenue.

Founding member beverage revenue. The $1.6 million, or 5.4%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to the 4.8% increase in founding member attendance period-over-period due primarily to the founding member theatre acquisitions discussed previously.

Fathom Events revenue. Fathom Events revenue, which is comprised of Fathom Consumer revenue and Fathom Business revenue, decreased $5.4 million, or 19.8%, from $27.3 million for the nine months ended September 27, 2012 to $21.9 million for the nine months ended September 26, 2013. The decrease was due in part to Fathom Consumer Events revenue decreasing $2.2 million, or 9.6%, which was driven by a 20.3% decrease in the number of event nights to 51 during the nine months of 2013, compared to 64 in the first nine months of 2012 due to fewer classic film and arts and entertainment events in the first nine months of 2013 compared to the first nine months of 2012. In addition, Fathom Business Events revenue decreased $3.2 million during the first nine months of 2013, compared to the first nine months of 2012 as this division was wound-down during the first quarter of 2012.

Operating expenses. Total operating expenses increased $0.6 million, or 0.3%, from $192.5 million for the nine months ended September 27, 2012 to $193.1 million for the nine months ended September 26, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs decreased $2.0 million, or 8.4%, from $23.7 million for the nine months ended September 27, 2012 to $21.7 million for the nine months ended September 26, 2013. The decrease was due to a $2.0 million, or 10.8%, decrease in affiliate advertising payments. The decrease in affiliate advertising payments was driven by a 6.7% decrease in the number of average affiliate screens in the first nine months of 2013, compared to the first nine months of 2012. The decrease in affiliate screens is due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of new affiliate screens to our network.

Fathom Events operating costs. Fathom Events operating costs decreased $4.6 million, or 23.0%, from $20.0 million for the nine months ended September 27, 2012 to $15.4 million for the nine months ended September 26, 2013. The decrease was primarily due to a decrease in costs associated with the Fathom Consumer Events division of $2.4 million due to the decline in Fathom Consumer Events revenue from fewer events in the first nine months of 2013, as described above, and lower programming costs as a percentage of event revenue. In addition, costs associated with the Fathom Business Events division declined $1.7 million as this division was wound-down in the first quarter of 2012.

Network costs. Network costs remained consistent at $14.6 million during the nine months ended September 26, 2013 and September 27, 2012. These costs remained consistent as the number of average network screens also remained relatively consistent during the nine months ended September 26, 2013 compared to the nine months ended September 27, 2012.

Theatre access fees. Theatre access fees increased $4.1 million, or 8.5%, from $48.3 million for the nine months ended September 27, 2012 to $52.4 million for the nine months ended September 26, 2013. The increase was primarily due to a $2.5 million increase in the fees for use of digital screens and higher quality digital cinema projectors. These fees increased due to an annual 5% contractual rate increase, as well as an increase in the number of founding member theatres equipped with digital cinema projectors. As of September 26, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 81% as of September 27, 2012 and approximately 96% of founding member screens featured LCD or digital cinema projectors as of September 26, 2013. Theatre access fees also increased by $1.6 million due to an increase in our fee per patron related to an increase of 4.8% in founding member attendance during the first nine months of 2013, compared to the same period in 2012 due primarily to the founding member theatre acquisitions mentioned previously.

Selling and marketing costs. Selling and marketing costs increased $1.0 million, or 2.2%, from $45.7 million for the nine months ended September 27, 2012 to $46.7 million for the nine months ended September 26, 2013. This increase was due to an increase in advertising related selling and marketing costs of $1.6 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $0.7 million. Advertising related selling and marketing costs increased due primarily to $1.4 million of higher non-cash barter expense incurred in the first nine months of 2013 and a $0.5 million increase in local commission expense related to the increase in local advertising revenue. The decrease in Fathom selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs decreased $0.2 million, or 1.3%, from $15.5 million for the nine months ended September 27, 2012 to $15.3 million for the nine months ended September 26, 2013. The decrease was primarily due to decreases in legal and professional expense.

Administrative fee – managing member. Administrative fee-managing member decreased $1.6 million, or 16.3%, from $9.8 million for the nine months ended September 27, 2012 to $8.2 million for the nine months ended September 26, 2013 primarily due to a decrease in payroll and share based compensation. Amounts recorded are based on the terms of the management service agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $3.9 million, or 26.2%, from $14.9 million for the nine months ended September 27, 2012 to $18.8 million for the nine months ended September 26, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements, NCM LLC founding member common unit adjustments, as well as an increase in depreciation expense resulting from higher average property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses decreased $24.1 million, or 33.5%, from $72.0 million for the nine months ended September 27, 2012 to $47.9 million for the nine months ended September 26, 2013. The decrease in non-operating expenses was driven by the following factors:

•	the absence of $26.7 million loss on swap terminations that was recorded in the second quarter of 2012 for the termination of interest rate swaps;

•	a decrease in interest on borrowings of $3.8 million due primarily to lower average interest rates in the first nine months of 2013 compared to the first nine months of 2012 as a result of the Company’s debt refinancings in 2012 and 2013; and

•	a decrease in other non-operating expense of $1.2 million due primarily to lower write-off of debt issuance costs in the period.

These decreases to non-operating expenses were partially offset by the following increases to non-operating expenses period over period:

•	a non-cash $5.4 million increase in the amortization expense associated with terminated swap arrangements; and

•	a $2.2 million decrease in the gain recorded for the change in derivative fair value, as the Company did not record changes in fair value on derivatives in its Condensed Statements of Income during the first nine months of 2013, as it did in 2012 due to the termination of its interest rate swaps in 2012.

Net income. Net income increased $30.6 million from $67.9 million for the nine months ended September 27, 2012 to $98.5 million for the nine months ended September 26, 2013. The increase in net income was driven by a decrease in non-operating expenses of $24.1 million and an increase in operating income of $6.6 million, as described further above.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television and local and regional advertising markets in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the technical quality and increasing scale of our national network and the related increase in salable advertising impressions and the number of Fathom live broadcast events and locations. During 2012, we added twelve new affiliate theatre circuits (with 730 screens) to our national network, and so far in 2013 we have contracted to add five new affiliate theatre circuits (with 278 screens). In total, these contracted new founding member and affiliate theatres that have joined our network during 2012 and thus far in 2013 are expected to add approximately 27 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 378 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and local video and other advertising platforms.

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

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of September 26, 2013, 79.1% of our network screens were showing advertising on digital cinema projectors versus 72.1% as of September 27, 2012.

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC agreed to contribute the assets of its Fathom Events division to a new entity owned 30% by each of the founding members and 10% by NCM LLC. In addition to the 10% interest, NCM LLC expects to receive $25 million in the form of a promissory note or notes as consideration for the sale. The letter of intent also provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing of the transaction for a fee. The transaction is expected to close in the fourth quarter of 2013. Due to the related party nature of the transaction, the Company formed a committee of independent directors that has hired an investment banking firm to advise the committee and render an opinion as to the fairness of the transaction.

During 2013 and 2012, we amended our senior secured credit facility and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes. As a result of these transactions, we extended the average maturities of our debt by over six years to an average remaining maturity of 7.7 years as of September 26, 2013, and our cash interest expense on borrowings is projected to decrease approximately $5.0 million for 2013 compared to 2012.

In accordance with NCM LLC’s Common Unit Adjustment Agreement with our founding members, on an annual basis we determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2013, we issued 4,536,014 common membership units to our founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2012. Of these units, 3,599,198 related to theatre acquisitions and 936,816 related to new theatres constructed, net of closures. The Company recorded a net intangible asset of $69.0 million during the first quarter of 2013 as a result of the annual Common Unit Adjustment.

During the second quarter of 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas (“Rave”) on May 28, 2013. NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. The Company recorded a net intangible asset of approximately $91.2 million during the three months ended June 27, 2013 for this Common Unit Adjustment.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 26, 2013, our cash and cash equivalents balance was $22.7 million, an increase of $12.3 million compared to the balance of $10.4 million as of December 27, 2012. The cash and cash equivalents balance at September 26, 2013, combined with $110.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $122.3 million, or a $12.3 million increase versus December 27, 2012. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to our founding members and managing member and interest or principal payments on our term loan and the Senior Secured Notes and Senior Unsecured Notes. Our cash and cash equivalents of $22.7 million as of September 26, 2013 increased $15.1 million, compared to $7.6 million as of September 27, 2012. Our total liquidity availability increased $20.7 million to $122.3 million as of September 26, 2013 compared to $101.6 million as of September 27, 2012.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 26, 2013	September 27, 2012
Operating cash flow	$126.8	$49.6
Investing cash flow	$(16.8)	$(14.6)
Financing cash flow	$(97.7)	$(36.6)

•	Operating Activities. The $77.2 million increase in cash provided by operating activities for the nine months ended September 26, 2013 versus the nine months ended September 27, 2012 was primarily due to the absence of the $40.2 million payment for swap terminations that was incurred in the first nine months of 2012, and a $20.0 million smaller increase in accounts receivable period over period primarily from the timing of revenue and collections in the period, and a $6.6 million increase in operating income period over period.

•	Investing Activities. The $2.2 million increase in cash used in investing activities for the nine months ended September 26, 2013 compared to the nine months ended September 27, 2012 was due primarily to an increase of $1.7 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements and greater purchases of property, plant and equipment.

•	Financing Activities. The $61.1 million increase in cash used in financing activities during the nine months ended September 26, 2013 compared to the nine months ended September 27, 2012 was due primarily to a decrease in cash proceeds from borrowings, net of payments, of $51.0 million and an increase in distributions to founding members and NCM, Inc. of $22.1 million, partially offset by a $5.8 million increase in proceeds from share-based compensation and $5.1 million lower debt issuance costs.

Sources of capital and capital requirements. NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 26, 2013 (which will be made during the fourth quarter of 2013) was $68.4 million.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during 2012 and 2013 and as a result has extended the average maturity of its debt by over six years and increased its liquidity, while not meaningfully impacting free cash flow.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2012 and incorporated by reference herein. As of September 26, 2013, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three and nine months ended September 26, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of September 26, 2013, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14 million revolving credit balance and $270.0 million term loan outstanding as of September 26, 2013. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of September 26, 2013, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 26, 2013 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 26, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2	(4)	Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 10.1.3 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on September 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, LLC

(Registrant)

	By:	National CineMedia, Inc., its manager

Date: November 5, 2013		/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2013		/s/ David J. Oddo
David J. Oddo
Senior Vice President and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2013		/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President and Interim Co-Chief Financial Officer (Principal Accounting Officer)