Form 10-Q
period 2014-03-27
National CineMedia, LLC
filed 2014-05-07
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2014

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

As of May 5, 2014, the registrant had 128,259,925 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	March 27, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2.0	$13.3
Receivables, net of allowance of $5.4 and $5.7, respectively	85.4	120.4
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	4.2	2.9
Prepaid administrative fees to managing member	0.8	0.8
Current portion of notes receivable - founding members	4.2	4.2
Other current assets - related parties	0.9	—

Total current assets	97.5	141.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $70.9 and $69.5, respectively	24.9	25.6
Intangible assets, net of accumulated amortization of $53.4 and $48.7, respectively	503.7	492.0
Debt issuance costs, net of accumulated amortization of $15.7 and $15.0, respectively	17.0	17.7
Long-term notes receivable, net of current portion - founding members	20.8	20.8
Other investments - related parties	1.1	1.1
Other assets	0.3	0.4

Total non-current assets	567.8	557.6

TOTAL ASSETS	$665.3	$699.2

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$8.6	$30.1
Amounts due to managing member	2.7	24.6
Accrued expenses	20.1	19.4
Accrued payroll and related expenses	5.0	11.5
Accounts payable (including $0.7 and $0.8 to related party affiliates, respectively)	8.5	18.1
Deferred revenue	6.3	4.7
Current portion of long-term debt	14.0	14.0

Total current liabilities	65.2	122.4
NON-CURRENT LIABILITIES:
Long-term debt	893.0	876.0

Total non-current liabilities	893.0	876.0

Total liabilities	958.2	998.4

COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $9.1 and $11.6, respectively)	(292.9)	(299.2)

TOTAL LIABILITIES AND EQUITY	$665.3	$699.2

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME (LOSS)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
REVENUE:
Advertising (including revenue from founding members of $9.5 and 8.9, respectively)	$70.2	$73.7
Fathom Events	—	8.5

Total	70.2	82.2

OPERATING EXPENSES:
Advertising operating costs (including $0.5 and $0.6 to related parties, respectively)	5.0	5.7
Fathom Events operating costs (including $0.0 and $0.9 to founding members, respectively)	—	5.8
Network costs	4.6	4.8
Theatre access fees—founding members	17.4	15.6
Selling and marketing costs (including $0.2 and $0.2 to founding members, respectively)	15.0	15.4
Administrative and other costs	4.7	5.1
Administrative fee—managing member	2.9	2.8
Depreciation and amortization	7.8	5.4

Total	57.4	60.6

OPERATING INCOME	12.8	21.6

NON-OPERATING EXPENSES:
Interest on borrowings	13.1	13.3
Interest income (including $0.3 and $0.0 from founding members, respectively)	(0.3)	—
Amortization of terminated derivatives	2.5	2.5
Other non-operating expense	0.1	—

Total	15.4	15.8

(LOSS) INCOME BEFORE INCOME TAXES	(2.6)	5.8

Income tax expense	0.2	0.2

NET (LOSS) INCOME	$(2.8)	$5.6

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
NET (LOSS) INCOME	$(2.8)	$5.6
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives, net of tax of $0 and $0, respectively	2.5	2.5
COMPREHENSIVE (LOSS) INCOME	$(0.3)	$8.1

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2.8)	$5.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7.8	5.4
Non-cash share-based compensation	1.2	1.1
Amortization of terminated derivatives	2.5	2.5
Amortization of debt issuance costs	0.7	0.6
Changes in operating assets and liabilities:
Receivables, net	35.0	34.9
Accounts payable and accrued expenses	(15.3)	(7.2)
Amounts due to founding members and managing member	2.1	4.0
Other, net	(0.6)	(3.0)

Net cash provided by operating activities	30.6	43.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.1)	(2.7)
Payment from founding members for intangible assets	—	—
Purchases of intangible assets from affiliate circuits	(0.5)	(0.5)

Net cash used in investing activities	(2.6)	(3.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	49.0	18.0
Repayments of borrowings	(32.0)	(18.0)
Founding member integration payments	0.7	—
Distributions to founding members and managing member	(57.5)	(40.7)
Unit settlement for share-based compensation	0.5	0.6

Net cash used in financing activities	(39.3)	(40.1)

CHANGE IN CASH AND CASH EQUIVALENTS	(11.3)	0.6
CASH AND CASH EQUIVALENTS:
Beginning of period	13.3	10.4

End of period	$2.0	$11.0

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with managing member equity	$16.4	$69.0
Accrued distributions to founding members and managing member	$11.5	$15.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.2	$11.2
Cash paid for income taxes, net of refunds	$0.2	$—

See accompanying notes to condensed financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements referred to in this document as “network affiliates”, which expire at various dates.

As of March 27, 2014, NCM LLC had 128,259,925 common membership units outstanding, of which 58,716,346 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 3—Related Party Transactions.

Basis of Presentation

The Company has prepared the unaudited condensed financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of December 26, 2013 is derived from the audited financial statements of NCM LLC. Therefore, the unaudited condensed financial statements should be read in conjunction with the NCM LLC audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 26, 2013.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 3—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 26, 2013 contain a complete discussion of the Company’s significant accounting policies.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting (“ASC 280”). Until its sale, Fathom Events was an operating segment under ASC 280, but did not meet the annual quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the unaudited condensed statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 8—Segment Reporting.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of March 27, 2014 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three months ended March 27, 2014, revenue related to our founding members’ beverage supplier accounted for 13.3% of total revenue. During the three months ended March 28, 2013, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan. NCM, Inc. has issued stock options, restricted stock and restricted stock units under the NCM, Inc. Equity Incentive Plan. In 2014 and 2013, the Company did not grant stock options. Restricted stock and restricted stock units granted prior to 2013 vest upon the achievement of NCM, Inc. performance measures and service conditions. In 2013, NCM, Inc. granted restricted stock and restricted stock units that vest upon the achievement of NCM, Inc. performance measures and service conditions, or only service conditions. In 2014, restricted stock grants for NCM, Inc. officers vest upon the achievement of NCM, Inc. performance measures and service conditions, or only service conditions, while non-officers grants vest only upon the achievement of service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares. During the three months ended March 27, 2014, NCM, Inc. acquired 197,209 units due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.5 million to NCM LLC for the three months ended March 27, 2014.

In connection with NCM, Inc.’s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of NCM, Inc.’s Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by NCM, Inc.’s option holders were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35 - $24.68 per share to $5.18 - $23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options. The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares. There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements—The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed financial statements.

2. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with our founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2014 and 2013, we issued 1,087,911 and 4,536,014 common membership units to our founding members, respectively, for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during the previous year. The Company recorded a net intangible asset of $16.4 million and $69.0 million during the first quarter of 2014 and 2013, respectively, as a result of the Common Unit Adjustments.

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment. If the founding members make this election, they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended March 27, 2014, the Company recorded a reduction to net intangible assets of $0.2 million related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider. During the three months ended March 27, 2014 and March 28, 2013, AMC and Cinemark paid a total of $0.7 million and $0.0 million, respectively, in integration payments.

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

3. RELATED PARTY TRANSACTIONS

Founding Member and Managing Member Transactions—Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Three Months Ended
Included in the Condensed Statements of Income:	March 27, 2014	March 28, 2013
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$9.4	$8.9
Advertising inventory revenue (included in advertising revenue) (2)	0.1	—
Operating expenses:
Theatre access fee (3)	17.4	15.6
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	0.9
Purchase of movie tickets and concession products (included in selling and marketing costs) (5)	0.2	0.2
Administrative fee—managing member (6)	2.9	2.8
Non-operating expenses:
Interest income from notes receivable (included in interest income) (7)	0.3	—

(1)	For the three months ended March 27, 2014 and March 28, 2013, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	Prior to the sale of Fathom Events on December 26, 2013, these payments were at rates (percentage of event revenue) included in the previous ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients.
(6)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Interim Co-Chief Financial Officers, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.
(7)	On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Balance Sheets:	March 27, 2014	December 26, 2013
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Prepaid administrative fees to managing member (2)	0.8	0.8
Current portion of notes receivable—founding members (3)	4.2	4.2
Long-term portion of notes receivable—founding members (3)	20.8	20.8
Interest receivable on notes receivable (3)	0.3	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (4)	474.7	463.4

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(3)	Refer to the discussion of notes receivable from the founding members above.
(4)	Refer to Note 2—Intangible Assets for further information on integration payments.

We have been granted a perpetual, royalty-free license from our founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and our founding members.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three months ended March 27, 2014 and March 28, 2013 are as follows (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
AMC	$1.7	$2.5
Cinemark	2.2	2.4
Regal	2.3	3.1
NCM, Inc.	5.3	7.1

Total	$11.5	$15.1

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended March 27, 2014 of $6.2 million is included in amounts due to founding members on the unaudited Condensed Balance Sheets as of March 27, 2014 and will be made in the second quarter of 2014. The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended March 27, 2014 of $5.3 million is included in amounts due to managing member on the unaudited Condensed Balance Sheets as of March 27, 2014 and will be made in the second quarter of 2014.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of March 27, 2014 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.7	$0.8	$1.2	$2.7
Cost and other reimbursement	(0.1)	(0.2)	—	(0.3)
Distributions payable	1.7	2.2	2.3	6.2

Total	$2.3	$2.8	$3.5	$8.6

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.7	$1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable, net	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

Amounts due to/from managing member were comprised of the following (in millions):

	As of
	March 27, 2014	December 26, 2013
Distributions payable	$5.3	$26.5
Cost and other reimbursement	(2.6)	(1.9)

Total	$2.7	$24.6

AC JV, LLC Transactions—Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Three Months Ended
Included in the Condensed Statements of Income:	March 27, 2014	March 28, 2013
Transition services (included in network costs) (1)	$0.1	$—

(1)	In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Statements of Income.

	As of
Included in the Condensed Balance Sheets:	March 27, 2014	December 26, 2013
Amounts due from AC JV, LLC (included in other current assets) (1)	$0.6	$—
Investment in AC JV, LLC (included in other investments) (2)	1.1	1.1

(1)	As described above, NCM LLC entered into a transition services agreement with AC JV, LLC for reimbursement of certain expenses and NCM LLC continued to perform back office accounting and as such, these amounts primarily represent the settlement of AC JV, LLC’s revenue and expenses.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	The Company accounted for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 970-323, Investments—Equity Method and Joint Ventures (“ASC 970-323”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 970-323 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC. The Company’s proportional share of equity in the earnings of AC JV, LLC is recorded within other non-operating income (expense) in the unaudited Condensed Statements of Income.

Related Party Affiliates—NCM LLC enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

Following is a summary of advertising operating costs in the unaudited Condensed Statements of Income between the Company and its related party affiliates (in millions):

	Three Months Ended
Related Party Affiliate	March 27, 2014	March 28, 2013
Starplex (1)	$0.5	$0.5
Other	—	0.1

Total	$0.5	$0.6

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the unaudited Condensed Balance Sheets (in millions):

	As of
Related Party Affiliate	March 27, 2014	December 26, 2013
Starplex (1)	$0.7	$0.7
Other	—	0.1

Total	$0.7	$0.8

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s directors.

Other Transactions—NCM LLC has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the three months ended March 27, 2014 and March 28, 2013, this company generated approximately $0.1 million and $0.1 million, respectively, in revenue for NCM LLC and there was approximately $0.6 million and $0.6 million of accounts receivable due from this company as of March 27, 2014 and December 26, 2013, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of March 27, 2014 and December 26, 2013 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	March 27, 2014	December 26, 2013	Maturity Date	Interest Rate
Revolving Credit Facility	$37.0	$20.0	November 26, 2017(1)	(2)
Term Loans	270.0	270.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$907.0	$890.0
Less: current portion of long-term debt	(14.0)	(14.0)

Long-term debt, less current portion	$893.0	$876.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

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

Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

The Company’s total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts. This portion of the revolving credit facility will be paid in full by the Company, along with any accrued and unpaid fees and interest, on December 31, 2014. The maturity date applicable to any remaining outstanding revolving credit facility principal is November 26, 2017.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). On May 2, 2013, the Company entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility discussed above remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of March 27, 2014 was 2.16%.

Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at the Company’s option of either the LIBOR

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of March 27, 2014 was 2.91%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of March 27, 2014, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of March 27, 2014, the Company’s consolidated net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of March 27, 2014.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of March 27, 2014.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $40.9 million over the remaining terms of the network affiliate agreements. As of March 27, 2014 and December 26, 2013, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments, notes receivable and borrowings.

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable —The Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

As of March 27, 2014 and December 26, 2013, the Company had other investments of $1.1 million, which was comprised of the Company’s investment in AC JV, LLC. As of December 26, 2013, this investment was valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy. The fair value of the investments was not estimated as of March 27, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investments, and it is not practicable to do so because the equity securities are not in a publicly traded company.

As of March 27, 2014 and December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 3—Related Party Transactions. As of December 26, 2013, these notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs. The fair value of the notes was not estimated as of March 27, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of March 27, 2014		As of December 26, 2013
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.1	$270.0	$269.5
Senior Unsecured Notes	200.0	221.4	200.0	220.4
Senior Secured Notes	400.0	422.3	400.0	414.0

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of March 27, 2014 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities.

A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of March 27, 2014, there was approximately $9.1 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI and will be amortized into earnings in the next twelve months.

The changes in AOCI by component for the three months ended March 27, 2014 and March 28, 2013 were as follows (in millions):

	Three Months Ended		Income Statement
	March 27, 2014	March 28, 2013	Location
Balance at beginning of period	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	2.5	2.5	Amortization of terminated derivatives

Total amounts reclassified from AOCI	2.5	2.5

Net other comprehensive income	2.5	2.5

Balance at end of period	$(9.1)	$(19.4)

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8. SEGMENT REPORTING

Advertising revenue accounted for 100.0% and 89.7% of total revenue for the three months ended March 27, 2014 and March 28, 2013, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs.

	Three Months Ended March 27, 2014 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$70.2	$—	$—	$70.2
Operating costs	22.4	—	4.6	27.0
Selling and marketing costs	14.3	—	0.7	15.0
Administrative and other costs	0.8	—	6.8	7.6
Depreciation and amortization	—	—	7.8	7.8
Interest and other non-operating costs	—	—	15.4	15.4

Income (loss) before income taxes	$32.7	$—	$(35.3)	$(2.6)

	Three Months Ended March 28, 2013 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$73.7	$8.5	$—	$82.2
Operating costs	21.3	5.8	4.8	31.9
Selling and marketing costs	13.7	1.1	0.6	15.4
Administrative and other costs	0.3	0.2	7.4	7.9
Depreciation and amortization			5.4	5.4
Interest and other non-operating costs			15.8	15.8

Income (loss) before income taxes	$38.4	$1.4	$(34.0)	$5.8

The following is a summary of revenues by category (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
National advertising revenue	$42.7	$51.5
Local advertising revenue	18.1	13.3
Founding member advertising revenue from beverage concessionaire agreements	9.4	8.9
Fathom Consumer revenue (1)	—	8.3
Fathom Business revenue (1)	—	0.2

Total revenue	$70.2	$82.2

(1)	Fathom Events was sold on December 26, 2013 as discussed in Note 3—Related Party Transactions.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

9. SUBSEQUENT EVENT

On May 5, 2014, NCM, Inc. agreed to acquire Screenvision from SV Holdco, LLC through an Agreement and Plan of Merger (the “Merger Agreement”), by and among NCM, Inc., and two newly formed NCM, Inc. subsidiaries (collectively “NCM Subsidiaries”) and various Screenvision Holdco LLC subsidiaries (collectively “SV Subsidiaries”). Pursuant to the Merger Agreement, SV Subsidiaries will be acquired by NCM, Inc. as a result of the merger of SV Subsidiaries with NCM Subsidiaries (the “Merger”). As consideration for the Merger, SV Holdco will receive from NCM, Inc. $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share). The merger consideration is subject to reduction by an amount equal to 11.8 times the amount, if any, by which SV Subsidiary’s consolidated audited Adjusted EBITDA (calculated consistent with its past practice) for the twelve months ended April 30, 2014 is less than $31.3 million. The merger consideration is also subject to an upward adjustment by the amount of Screenvision’s positive working capital at closing, up to a maximum adjustment of $10.0 million.

Consummation of the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Approval”) and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc., SV Holdco and Screenvision to approve the Merger has occurred. NCM, Inc. intends to obtain financing in the form of a bank loan (“NCM Loan”) to finance the transaction. Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, NCM, Inc. expects that it will contribute the Screenvision assets and debt incurred to finance the acquisition to NCM LLC in exchange for 9,900,990 NCM LLC membership units and that the combined operation will result in an estimated $30 million of annual operating cost synergies. It is anticipated that NCM LLC will refinance the NCM Loan with additional NCM LLC debt that could include additional senior secured bank debt or senior secured or unsecured notes. NCM, Inc. and NCM LLC expect that such a contribution would also include an agreement to indemnify each other with respect to potential tax and other liabilities in connection with the contribution. NCM LLC’s founding members and NCM, Inc. have agreed to amend the tax receivable agreement following the Merger. This amendment will provide that any favorable tax attributes effectively acquired by NCM, Inc. from Screenvision as a result of the Merger (including the amount of any net operating losses) will not reduce the amount of any payments that would have otherwise been made by NCM, Inc. to NCM LLC’s founding members under the tax receivable agreement if the Merger had not occurred.

The Merger Agreement requires termination payments upon termination of the Merger Agreement under specified circumstances. NCM, Inc. is required to pay SV Holdco a termination fee of $28.84 million if HSR Approval has not been obtained or NCM, Inc. has materially breached its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied. If SV Holdco has materially breached its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, SV Holdco is required to pay NCM, Inc. a termination fee of $10 million and, if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2013. The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2013.

Overview

We operate the largest digital in-theatre network in North America, for the distribution of advertising. Our revenue is principally derived from the sale of advertising. We have long-term ESAs with our founding members (approximately 23 years remaining as of March 27, 2014) and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming are distributed across our proprietary digital content satellite network (“DCN”). Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN and 100% of the FirstLook pre-show is projected on digital projectors (79% digital cinema projectors and 21% LCD projectors).

On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by us. The Fathom Events business focused on the marketing and distribution of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. In consideration for the sale, we received a total of $25.0 million in promissory notes from our founding members (one-third from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, we entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for AC JV, LLC for nine months following closing. In addition, we entered into a services agreement with a term coinciding with the digital programming ESAs, which grants AC JV, LLC advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. We have also agreed to provide creative and media production services for the same fee available to the founding members related to the marketing of their core theatrical business.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business and adjust operating strategy and tactics as needed. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee, as well as our operating cash flow and related financial leverage and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 4, 2014 for the Company’s fiscal year ended December 26, 2013.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share data):

	Three Months Ended		% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013
Revenue:
Advertising	$70.2	$73.7	(4.7%)
Fathom Events	—	8.5	(100.0%)

Total	70.2	82.2	(14.6%)
Operating expenses	57.4	60.6	(5.3%)

Operating income	12.8	21.6	(40.7%)
Non-operating expense	15.4	15.8	(2.5%)
Income tax expense	0.2	0.2	0.0%

Net (loss) income	$(2.8)	$5.6	(150.0%)

Adjusted OIBDA	$22.6	$29.1	(22.4%)
Adjusted OIBDA margin	32.2%	35.4%	(3.2%)
Total theatre attendance (1) (2)	166.5	154.6	7.7%

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

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

The following table reconciles net income (loss) to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
Net (loss) income	$(2.8)	$5.6
Income tax expense	0.2	0.2
Interest and other non-operating costs	15.4	15.8
Depreciation and amortization	7.8	5.4

OIBDA	$20.6	$27.0
Share-based compensation costs (1)	2.0	2.1

Adjusted OIBDA	$22.6	$29.1

Total revenue	$70.2	$82.2
Adjusted OIBDA margin	32.2%	35.4%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited condensed financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.2 million and $1.1 million for the three months ended March 27, 2014 and March 28, 2013.

Basis of Presentation

The results of operations data for the three months ended March 27, 2014 and March 28, 2013 was derived from the unaudited condensed financial statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended March 27, 2014 and March 28, 2013

Revenue. Total revenue decreased $12.0 million, or 14.6%, from $82.2 million for the three months ended March 28, 2013 to $70.2 million for the three months ended March 27, 2014. The following is a summary of revenue by category (in millions).

	Three Months Ended		$ Change	% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013	Q1 2014 to Q1 2013
National advertising revenue	$42.7	$51.5	$(8.8)	(17.1%)
Local advertising revenue	18.1	13.3	4.8	36.1%
Founding member advertising revenue from beverage concessionaire agreements	9.4	8.9	0.5	5.6%
Fathom Consumer revenue	—	8.3	(8.3)	(100.0%)
Fathom Business revenue	—	0.2	(0.2)	(100.0%)

Total revenue	$70.2	$82.2	$(12.0)	(14.6%)

The following table shows data on theatre attendance and revenue per attendee for the three months ended March 27, 2014 and March 28, 2013:

	Three Months Ended		% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013
National advertising revenue per attendee	$0.256	$0.333	(23.1%)
Local advertising revenue per attendee	$0.109	$0.086	26.7%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.365	$0.419	(12.9%)
Total advertising revenue per attendee	$0.422	$0.477	(11.5%)
Total theatre attendance	166.5	154.6	7.7%

National advertising revenue. The $8.8 million, or 17.1%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a decrease in national inventory utilization which fell from 86.0% in the first quarter of 2013 to 72.6% in the first quarter of 2014. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. Revenue and utilization decreased in part from lower content partner revenue which decreased $3.0 million, or 16.0%, in the first quarter of 2014, compared to the first quarter of 2013. The decrease in national advertising revenue was also due to a 10.1% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs, the implementation of more aggressive seasonal and volume pricing strategies and increased competition from other national video networks, including several new online and mobile advertising platforms.

Local advertising revenue. The $4.8 million, or 36.1%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 16.0% and an increase in the average contract value of 19.5% in the first quarter of 2014, compared to the first quarter of 2013. The increase in contract volume and average contract value was driven by an increase of contracts over $250,000. Revenue from contracts greater than $250,000 increased by $4.0 million, which represented growth in the number of contracts of 350% and growth in the average contract value of 18.7% during the first quarter of 2014, compared to the first quarter of 2013. The growth in these larger local contracts during the first quarter of 2014 was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers and attracted several large additional regional contracts in the automotive and telecommunications industries.

Founding member beverage revenue. The $0.5 million, or 5.6%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to an 11.8 % increase in founding member attendance in the first quarter of 2014, compared to the first quarter of 2013, partially offset by a decrease in beverage revenue CPMs, which declined because they are based on prior year realized rates during segment one of the FirstLook pre-show, which decreased year-over-year.

Fathom Events revenue. Fathom Events revenue was zero for the three months ended March 27, 2014 from $8.5 million for the three months ended March 28, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $3.2 million, or 5.3%, from $60.6 million for the three months ended March 28, 2013 to $57.4 million for the three months ended March 27, 2014. The following table shows the operating expense breakout for the three months ended March 27, 2014 and March 28, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013	Q1 2014 to Q1 2013
Advertising operating costs	$5.0	$5.7	$(0.7)	(12.3%)
Fathom Events operating costs	—	5.8	(5.8)	(100.0%)
Network costs	4.6	4.8	(0.2)	(4.2%)
Theatre access fees—founding members	17.4	15.6	1.8	11.5%
Selling and marketing costs	15.0	15.4	(0.4)	(2.6%)
Administrative and other costs	4.7	5.1	(0.4)	(7.8%)
Administrative fee—managing member	2.9	2.8	0.1	3.6%
Depreciation and amortization	7.8	5.4	2.4	44.4%

Total operating expenses	$57.4	$60.6	$(3.2)	(5.3%)

Advertising operating costs. Advertising operating costs decreased $0.7 million, or 12.3%, from $5.7 million for the first quarter of 2013 to $5.0 million for the first quarter of 2014. This decrease was primarily the result of a $0.8 million decrease in affiliate advertising payments. The decrease in affiliate advertising payments was driven by lower total advertising revenue and a 12.3% decrease in the number of average affiliate screens in the first quarter of 2014, compared to the first quarter of 2013 due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of 512 affiliate screens related to newly constructed, acquired and signed affiliate theatres primarily driven by the addition of seven new affiliate circuits after the first quarter of 2013 and during 2014.

Fathom Events operating costs. Fathom Events operating costs decreased to zero in the three months ended March 27, 2014 from $5.8 million for the three months ended March 28, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $0.2 million, or 4.2%, from $4.8 million for the three months ended March 28, 2013 to $4.6 million for the three months ended March 27, 2014. The decrease was primarily due to a decrease of $0.2 million in personnel expense.

Theatre access fees. Theatre access fees increased $1.8 million, or 11.5%, from $15.6 million for the first quarter of 2013 to $17.4 million for the first quarter of 2014. Approximately $1.1 million of the increase was due to the 11.8% increase in founding member attendance in the first quarter of 2014 compared to the first quarter of 2013. In addition, theatre access fees increased $0.7 million due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased due to an annual 5% rate increase specified in the ESAs and an increase of 6.1% in the number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment year-over-year due primarily to acquisitions of new theatres by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $0.4 million, or 2.6%, from $15.4 million for the first quarter of 2013 to $15.0 million for the first quarter of 2014. This decrease was primarily due to a decrease of $1.0 million in non-cash barter expense related to timing of barter transactions, partially offset by an increase of $0.8 million in commission expense due to higher local advertising revenue.

Administrative and other costs. Administrative and other costs decreased $0.4 million, or 7.8%, from $5.1 million for the three months ended March 28, 2013 to $4.7 million for the three months ended March 27, 2014. The decrease was primarily due to a decrease of $0.3 million in personnel expense from a decrease in employee benefit costs, partially offset by an increase in payroll expense from customary cost of living salary increases.

Administrative fee – managing member. Administrative fee-managing member increased slightly from $2.8 million for the three months ended March 28, 2013 to $2.9 million for the three months ended March 27, 2014. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $2.4 million, or 44.4%, from $5.4 million for the first quarter of 2013 to $7.8 million for the first quarter of 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily related to founding member acquisitions.

Non-operating expenses. Total non-operating expenses decreased $0.4 million, or 2.5%, from $15.8 million for the three months ended March 28, 2013 to $15.4 million for the three months ended March 27, 2014. The following table shows the non-operating expense breakout for the three months ended March 27, 2014 and March 28, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013	Q1 2014 to Q1 2013
Interest on borrowings	$13.1	$13.3	$(0.2)	(1.5%)
Interest income	(0.3)	—	(0.3)	100.0%
Amortization of terminated derivatives	2.5	2.5	—	0.0%
Other non-operating expense	0.1	—	0.1	100.0%

Total non-operating expenses	$15.4	$15.8	$(0.4)	(2.5%)

Interest on borrowings decreased $0.2 million due primarily to lower average interest rates in 2014, compared to 2013, as a result of the Company’s debt refinancing in the second quarter of 2013. Interest income increased by $0.3 million due to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events.

Net income (loss): Net income decreased $8.4 million from $5.6 million for the three months ended March 28, 2013 to a net loss of $2.8 million for the three months ended March 27, 2014. The decrease in net income was primarily due to a decrease in operating income of $8.8 million, as described further above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including the expansion of new online and mobile advertising platforms, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the expansion of our advertising network, the related increase in salable advertising impressions, growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the technical quality of our network and upgrades to our inventory management and audience targeting systems that are in process. During 2013 and thus far in 2014, we have added seven new affiliate theatre circuits (with 303 screens) to our national network. In total, these contracted new affiliate theatres are expected to add approximately 8 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 118 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these additional attendees will provide the opportunity for expansion of our revenue, operating income and cash flow. We believe that the continued growth of our network will expand our national reach and geographic coverage will strengthen our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other advertising platforms. In addition, during late 2012 and 2013, NCM LLC’s founding members acquired 97 of our affiliate theatres (1,245 screens) making the majority of them a part of our network immediately. In addition, the founding members also acquired 14 theatres with 223 screens and annual attendance of about 10 million that had existing agreements with another cinema advertising provider. These theatres are expected to join our network in November 2018. The acquisition of existing affiliates by our founding members will increase our Adjusted OIBDA and Adjusted OIBDA margins as the theatre access fees are generally lower, as a percentage of revenue, than affiliate payments.

In 2013 and in the first quarter of 2014, we experienced a decline of 7.6% and 10.8%, respectively, in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs, the implementation of more aggressive seasonal and volume pricing strategies and increased competition from other national video networks, including several new online and mobile advertising platforms. We expect this trend of decreasing CPMs to continue in 2014 as we further expand and diversify our client mix into client categories that have lower pricing expectations and the marketplace becomes more competitive due in part to the expansion of online and mobile video advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to our founding members in 2014. During 2014, certain of founding members will be renegotiating their agreements with their beverage supplier, which could change the amount of advertising time that is bought from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients. Through 2011, this time was priced on a CPM basis, which changed each year as specified in the ESAs. Per the ESAs, beginning in 2012, this time is priced equal to the annual percentage change in the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to show time) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us. Due to the lower CPMs that we realized in 2013, this reduced the CPM on our beverage concessionaire revenue during the first quarter of 2014 and will reduce the CPM on our beverage concessionaire revenue during the remainder of 2014.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of March 27, 2014 and March 28, 2013, approximately 86% of our founding member network screens were showing advertising on digital cinema projectors.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads, and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt. As a result of these financing transactions, we extended the average maturities of our debt by over six years. The average remaining maturity is 7.0 years as of March 27, 2014. Interest expense related to cash borrowings decreased approximately $0.3 million for the first quarter of 2014 compared to the first quarter of 2013 related to the 2013 refinancing of our senior secured credit facility. As of March 27, 2014, approximately 66% of our total borrowings bear interest at fixed rates. The remaining 34% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 4—Borrowings for more information.

Trends Related to Ownership

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2014, NCM LLC issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2013. Of these units, 432,646 related to theatre acquisitions and 655,265 related to new theatres constructed, net of closures. NCM LLC recorded a net intangible asset of approximately $16.4 million during the first quarter of 2014 as a result of the annual Common Unit Adjustment. The common unit adjustment for the first quarter of 2014 was lower than the adjustment for the first quarter of 2013 primarily due to the fact that two special common unit adjustments were made in 2013 for large acquisitions by two founding members.

Financial Condition and Liquidity

Liquidity and Capital Resources

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

A summary of our financial liquidity is as follows (in millions):

	As of		$ Change
	March 27, 2014	December 26, 2013	Q1 2014 to Q4 2013
Cash and cash equivalents	$2.0	$13.3	$(11.3)
Revolver availability (1)	87.0	104.0	(17.0)

Total	$89.0	$117.3	$(28.3)

(1)	The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total availability under the revolving credit facility is $124.0 million. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather that portion of the revolving credit facility will be paid in full, along with any accrued and unpaid fees and interest, on the maturity date of December 31, 2014.

We have generated and used cash as follows (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
Operating cash flow	$30.6	$43.9
Investing cash flow	$(2.6)	$(3.2)
Financing cash flow	$(39.3)	$(40.1)

•	Operating Activities. The $13.3 million decrease in cash provided by operating activities for the three months ended March 27, 2014 versus the three months ended March 28, 2013 was due primarily to an $8.4 million decrease in net income and an $8.1 million decrease in the change in accounts payable and accrued expenses.

•	Investing Activities. The $0.6 million decrease in cash used in investing activities for the three months ended March 27, 2014 compared to the three months ended March 28, 2013 was due to lower purchases of property and equipment of $0.6 million.

•	Financing Activities. The $0.8 million decrease in cash used in financing activities during the three months ended March 27, 2014 compared to the three months ended March 28, 2013was due primarily to an increase in cash proceeds from borrowings, net of payments, of $17.0 million and an increase in founding member integration payments of $0.7 million, partially offset by an increase in distributions to NCM LLC’s founding members of $16.8 million.

Sources of Capital and Capital Requirements

NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended March 27, 2014 (which will be made during the second quarter of 2014) was $11.5 million.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 26, 2013 and incorporated by reference herein. As of March 27, 2014, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Financial Statements.

Related Party Transactions

For a discussion of related party transactions, see the information provided under Note 3—Related Party Transactions to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended March 27, 2014.

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

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of March 27, 2014, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.1 million for an annual period on the $37.0 million revolving credit balance and $270.0 million term loan outstanding as of March 27, 2014. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of March 27, 2014, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 27, 2014 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 4, 2014 for the fiscal year ended December 26, 2013, except as noted below.

On May 5, 2014, NCM, Inc., Screenvision and certain of their affiliates entered into the Merger Agreement, as described in Note 9 – Subsequent Event to the unaudited Condensed Financial Statements in this report.

The closing and consummation of the Merger with Screenvision is subject to regulatory approval and the satisfaction of certain conditions, and we cannot predict whether the necessary conditions will be satisfied or waived and the requisite regulatory approvals received.

The completion of the merger with Screenvision is subject to regulatory approvals, including antitrust approval, and customary conditions, including, without limitation:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	the accuracy of the representations and warranties in the Merger Agreement and compliance with the respective covenants of the parties, subject to certain qualifiers;

•	the absence of any law or injunction that prohibits the consummation of the Merger; and

•	the absence of a material adverse effect on Screenvision or NCM, Inc.

NCM, Inc. and Screenvision may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the merger with Screenvision may not close in the anticipated time frame, if at all. NCM, Inc. has no control over certain conditions in the merger agreement, and cannot predict whether such conditions will be satisfied or waived. Regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the transaction. Such conditions or changes may prevent the closing of the merger or cause the merger to be delayed, and delays may cause NCM, Inc. to incur additional, potentially burdensome transaction costs.

The pending merger and our current pre-merger integration planning efforts may divert resources from our management’s day-to-day operations and ongoing efforts related to other strategies and initiatives.

The pending merger and our current pre-merger integration planning efforts may divert our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives. The diversion of management attention from ongoing business operations and strategic efforts could result in performance shortfalls, which could adversely impact NCM, Inc.’s business and operations.

The integration of the businesses of NCM LLC and Screenvision may be more difficult, costly or time consuming than expected, and the Merger may not result in any or all of the anticipated benefits, including cost synergies.

Although under no obligation to do so, following the Merger, NCM, Inc. expects to contribute the Screenvision business to NCM LLC. The success of combining Screenvision’s business with NCM LLC, including the realization of the anticipated benefits, will depend, in part, on the ability of the combined company to successfully integrate the two businesses. Failure to effectively integrate the businesses could adversely impact the expected benefits of the Merger, including cost synergies stemming from overlapping sales, general and administrative functions. The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate NCM LLC’s and Screenvision’s business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

Furthermore, during the integration planning process and after the closing of the Merger, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing advertisers and customers; unanticipated issues in integrating our networks and information technology, communications and other systems; and unforeseen and unexpected liabilities related to the merger or Screenvision’s business. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.

NCM LLC may incur significant additional indebtedness if the Screenvision business is contributed to us, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

In connection with the Merger, NCM, Inc. will obtain additional financing for the cash portion of the purchase price of $225 million plus transaction fees. If, as anticipated, NCM, Inc. contributes Screenvision to NCM LLC, it is assumed that the debt also will be transferred to NCM LLC. Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities. Additionally, if we do not achieve the expected benefits and cost savings from the Merger with Screenvision, or if the financial performance of the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted. Our credit ratings may also be impacted as a result of the incurrence of additional Screenvision acquisition-related indebtedness.

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

NATIONAL CINEMEDIA, LLC

(Registrant)

		By:	National CineMedia, Inc., its manager

Date:	May 7, 2014		/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2014		/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2014		/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)