Form 10-Q
period 2014-06-26
National CineMedia, LLC
filed 2014-08-06
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2014

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

As of August 5, 2014, the registrant had 128,285,768 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	June 26, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.4	$13.3
Receivables, net of allowance of $5.8 and $5.7, respectively	109.5	120.4
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	3.7	2.9
Prepaid administrative fees to managing member	0.8	0.8
Current portion of notes receivable - founding members	4.2	4.2
Other current assets - founding members	0.6	—

Total current assets	122.2	141.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $73.7 and $69.5, respectively	25.2	25.6
Intangible assets, net of accumulated amortization of $58.4 and $48.7, respectively	498.0	492.0
Debt issuance costs, net of accumulated amortization of $16.4 and $15.0, respectively	16.4	17.7
Long-term notes receivable, net of current portion - founding members	20.8	20.8
Other investments - related party	1.1	1.1
Other assets	0.4	0.4

Total non-current assets	561.9	557.6

TOTAL ASSETS	$684.1	$699.2

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$20.6	$30.1
Amounts due to managing member	11.5	24.6
Accrued expenses	19.2	19.4
Accrued payroll and related expenses	7.8	11.5
Accounts payable (including $0.9 and $0.8 to related party affiliates, respectively)	9.9	18.1
Deferred revenue	10.3	4.7
Current portion of long-term debt	14.0	14.0
Other current liabilities - related party	2.1	—

Total current liabilities	95.4	122.4
NON-CURRENT LIABILITIES:
Long-term debt	885.0	876.0

Total non-current liabilities	885.0	876.0

Total liabilities	980.4	998.4
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $6.6 and $11.6, respectively)	(296.3)	(299.2)

TOTAL LIABILITIES AND EQUITY	$684.1	$699.2

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
REVENUE:
Advertising (including revenue from founding members of $9.8, $11.2, $19.3 and $20.1 respectively)	$99.9	$116.9	$170.1	$190.6
Fathom Events	—	5.9	—	14.4

Total	99.9	122.8	170.1	205.0

OPERATING EXPENSES:
Advertising operating costs (including $0.9, $0.9, $1.4 and $1.5 to related parties, respectively)	6.6	8.1	11.6	13.8
Fathom Events operating costs (including $0.0, $1.1, $0.0 and $2.0 to founding members, respectively)	—	4.2	—	10.0
Network costs	4.4	4.9	9.0	9.7
Theatre access fees—founding members	17.9	18.1	35.3	33.7
Selling and marketing costs (including $0.3, $0.5, $0.5 and $0.7 to founding members, respectively)	14.1	15.7	29.1	31.1
Administrative and other costs	4.2	4.9	8.9	10.0
Administrative fee—managing member	2.9	2.7	5.8	5.5
Depreciation and amortization	7.8	6.2	15.6	11.6

Total	57.9	64.8	115.3	125.4

OPERATING INCOME	42.0	58.0	54.8	79.6

NON-OPERATING EXPENSES:
Interest on borrowings	13.0	12.8	26.1	26.1
Interest income (including $0.3, $0.0, $0.6 and $0.0 from founding members, respectively)	(0.3)	—	(0.6)	—
Amortization of terminated derivatives	2.5	2.7	5.0	5.2
Other non-operating expense	0.1	1.2	0.2	1.2

Total	15.3	16.7	30.7	32.5

INCOME BEFORE INCOME TAXES	26.7	41.3	24.1	47.1

Income tax expense	0.3	0.2	0.5	0.4

NET INCOME	$26.4	$41.1	$23.6	$46.7

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
NET INCOME	$26.4	$41.1	$23.6	$46.7
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives, net of tax of $0, $0, $0 and $0, respectively	2.5	2.7	5.0	5.2

COMPREHENSIVE INCOME	$28.9	$43.8	$28.6	$51.9

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended
	June 26, 2014	June 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23.6	$46.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.6	11.6
Non-cash share-based compensation	2.4	2.4
Amortization of terminated derivatives	5.0	5.2
Amortization of debt issuance costs	1.4	1.4
Write-off of debt issuance costs and other non-operating items	—	1.2
Other non-cash operating activities	(0.1)	—
Changes in operating assets and liabilities:
Receivables, net	10.9	(11.7)
Accounts payable and accrued expenses	(12.0)	(3.7)
Amounts due to founding members and managing member	0.9	5.5
Deferred revenue	5.7	(0.4)
Other, net	0.9	(0.2)

Net cash provided by operating activities	54.3	58.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.2)	(6.0)
Purchases of intangible assets from affiliate circuits	(0.5)	(3.9)

Net cash used in investing activities	(5.7)	(9.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	63.0	28.0
Repayments of borrowings	(54.0)	(23.0)
Payment of debt issuance costs	(0.1)	(3.4)
Founding member integration payments	0.9	0.2
Distributions to founding members and managing member	(69.1)	(55.8)
Unit settlement for share-based compensation	0.8	4.3

Net cash used in financing activities	(58.5)	(49.7)

CHANGE IN CASH AND CASH EQUIVALENTS	(9.9)	(1.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	13.3	10.4

End of period	$3.4	$8.8

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended
	June 26, 2014	June 27, 2013
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$16.4	$160.2
Accrued distributions to founding members and managing member	$34.0	$52.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$24.5	$24.8
Cash paid for income taxes, net of refunds	$—	$—

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theatre circuits under network affiliate agreements referred to in this document as “network affiliates”, which expire at various dates.

As of June 26, 2014, NCM LLC had 128,285,768 common membership units outstanding, of which 58,742,189 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 3—Related Party Transactions.

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”) for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014 and Screenvision’s working capital at closing. Consummation of the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc. and Screenvision to approve the merger has occurred. During the second quarter of 2014, NCM, Inc. and Screenvision each received a request for additional information (a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the merger. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the requests, unless the waiting period is terminated sooner by the DOJ or the parties otherwise agree to extend the closing date for the merger. The companies have been cooperating with the DOJ staff since shortly after the announcement of the merger and intend to continue to work cooperatively with the DOJ staff in the review of the merger.

Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the merger. Further information regarding these financing transactions is described in Note 9 – Subsequent Events.

Basis of Presentation

The Company has prepared the unaudited Condensed Financial Statements and related notes of NCM LLC in

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Segment Reporting— Subsequent to the sale of the Fathom business on December 26, 2013, the sale of advertising is the sole business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting (“ASC 280”). Until its sale, Fathom Events was an operating segment under ASC 280, but did not meet the annual quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measurement of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the unaudited Condensed Statements of Income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 8—Segment Reporting.

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of June 26, 2014 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the six months ended June 26, 2014, revenue related to NCM LLC’s founding members’ beverage supplier accounted for 11.3% of total revenue. During the three months ended June 26, 2014 and the three and six months ended June 27, 2013, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan. NCM, Inc. has issued stock

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

options, restricted stock and restricted stock units under the NCM, Inc. Equity Incentive Plan. In 2014 and 2013, the Company did not grant stock options. Restricted stock and restricted stock units granted prior to 2013 vest upon the achievement of NCM, Inc. performance measures and service conditions. In 2013, NCM, Inc. granted restricted stock and restricted stock units that vest upon the achievement of NCM, Inc. performance measures and service conditions, or only service conditions. In 2014, restricted stock grants for officers vest upon the achievement of NCM, Inc. performance measures and service conditions, or only service conditions, while non-officer grants vest only upon the achievement of service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares. During the three and six months ended June 26, 2014 and the three and six months ended June 27, 2013, NCM, Inc. acquired 25,843, 223,052, 505,866 and 880,670 units due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.3 million, $0.8 million, $3.7 million and $4.3 million to NCM LLC for the three and six months ended June 26, 2014 and the three and six months ended June 27, 2013, respectively.

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

Recent Accounting Pronouncements

In March 2014, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 13-D, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“EITF 13-D”). Under EITF 13-D, a performance target that can be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects grant date fair value. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be achieved. If necessary, compensation cost is subsequently adjusted, to reflect those awards that ultimately vest. EITF 13-D will be effective, on a prospective basis, for the Company during its first quarter of 2016, with early adoption permitted. The adoption of this standard is not anticipated to have a material impact on the Company’s unaudited Condensed Financial Statements or notes thereto.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its unaudited Condensed Financial Statements or notes thereto, as well as which transition method it intends to use.

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment. If the founding members make this election, they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended June 26, 2014 and June 27, 2013 and the six months ended June 26, 2014 and June 27, 2013, respectively, the Company recorded a reduction to net intangible assets of $0.6 million, $0.9 million, $0.8 million and $1.1 million related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider. During the three months ended June 26, 2014 and June 27, 2013 and the six months ended June 26, 2014 and June 27, 2013, AMC and Cinemark paid a total of $0.2 million, $0.2 million, $0.9 million and $0.2 million, respectively, in integration payments.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3. RELATED PARTY TRANSACTIONS

Founding Member and Managing Member Transactions – Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Included in the Condensed Statements of Income:
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$9.8	$11.1	$19.2	$20.0
Advertising inventory revenue (included in advertising revenue) (2)	—	0.1	0.1	0.1
Operating expenses:
Theatre access fee (3)	17.9	18.1	35.3	33.7
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	0.8	—	1.7
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	—	0.3	—	0.3
Purchase of movie tickets and concession products (included in selling and marketing costs) (6)	0.3	0.5	0.5	0.7
Administrative fee - managing member (7)	2.9	2.7	5.8	5.5
Non-operating expenses:
Interest income from notes receivable (included in interest income) (8)	0.3	—	0.6	—

(1)	For the three months ended June 26, 2014 and June 27, 2013, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	Prior to the sale of Fathom Events on December 26, 2013, these payments were at rates (percentage of event revenue) included in the previous ESAs based on the nature of the event.
(5)	Prior to the sale of Fathom Events on December 26, 2013, these were used primarily for marketing resale to Fathom Events customers.
(6)	Used primarily for marketing to NCM LLC’s advertising clients.
(7)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Interim Co-Chief Financial Officers, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.
(8)	On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
	June 26, 2014	December 26, 2013
Included in the Condensed Balance Sheets:
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Prepaid administrative fees to managing member (2)	0.8	0.8
Current portion of notes receivable - founding members (3)	4.2	4.2
Long-term portion of notes receivable - founding members (3)	20.8	20.8
Interest receivable on notes receivable (3)	0.6	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (4)	469.5	463.4

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(3)	Refer to the discussion of notes receivable from the founding members above.
(4)	Refer to Note 2—Intangible Assets for further information on common unit adjustments and integration payments.

At the date of NCM, Inc.’s Initial Public Offering (“IPO”), we were granted a perpetual, royalty-free license from our founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and our founding members.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three and six months ended June 26, 2014 and June 27, 2013 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
AMC	$5.1	$8.1	$6.8	$10.6
Cinemark	6.5	10.3	8.7	12.7
Regal	6.8	10.4	9.1	13.5
NCM, Inc.	15.6	23.7	20.9	30.8

Total	$34.0	$52.5	$45.5	$67.6

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended June 26, 2014 of $18.4 million is included in amounts due to founding members on the unaudited Condensed Balance Sheets as of June 26, 2014 and will be made in the third quarter of 2014. The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended June 26, 2014 of $15.6 million is included in amounts due to managing member on the unaudited Condensed Balance Sheets as of June 26, 2014 and will be made in the third quarter of 2014.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of June 26, 2014 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	$0.8	$1.2	$2.8
Cost and other reimbursement	(0.5)	(0.2)	0.1	(0.6)
Distributions payable to founding members	5.1	6.5	6.8	18.4

Total	$5.4	$7.1	$8.1	$20.6

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.7	$1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable to founding members	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

Amounts due to/from managing member were comprised of the following (in millions):

	As of
	June 26, 2014	December 26, 2013
Distributions payable to managing member	$15.6	$26.5
Cost and other reimbursement	(4.1)	(1.9)

Total	$11.5	$24.6

AC JV, LLC Transactions –Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Included in the Condensed Statements of Income:
Transition services (included in network costs) (1)	$—	$—	$0.1	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense) (2)	0.1	—	0.1	—

(1)	In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Statements of Income.
(2)	The Company accounted for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 970-323, Investments—Equity Method and Joint Ventures (“ASC 970-323”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 970-323 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
	June 26, 2014	December 26, 2013
Included in the Condensed Balance Sheets:
Amounts due to AC JV, LLC (included in other current liabilities) (1)	$2.1	$—
Investment in AC JV, LLC (included in other investments) (2)	1.1	1.1

(1)	As described above, NCM LLC entered into a transition services agreement with AC JV, LLC for reimbursement of certain expenses. NCM LLC continued to perform back office accounting and as such, these amounts primarily represent the settlement of AC JV, LLC’s revenue and expenses.
(2)	Refer to the discussion of the investment in AC JV, LLC above.

Related Party Affiliates — NCM LLC enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

Following is a summary of advertising operating costs in the unaudited Condensed Statements of Income between the Company and its related party affiliates (in millions):

	Three Months Ended		Six Months Ended
Related Party Affiliate	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Starplex (1)	$0.8	$0.7	$1.3	$1.2
Other	0.1	0.2	0.1	0.3

Total	$0.9	$0.9	$1.4	$1.5

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the unaudited Condensed Balance Sheets (in millions):

	As of
Related Party Affiliate	June 26, 2014	December 26, 2013
Starplex (1)	$0.8	$0.7
Other	0.1	0.1

Total	$0.9	$0.8

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s directors.

Other Transactions – NCM LLC has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the three months ended June 26, 2014 and June 27, 2013 and the six months ended June 26, 2014 and June 27, 2013, respectively, this company generated approximately $0.1 million, $0.0 million, $0.2 million and $0.1 million in revenue for NCM LLC and there was approximately $0.6 million of accounts receivable due from this company as of June 26, 2014 and December 26, 2013.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of June 26, 2014 and December 26, 2013 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	June 26, 2014	December 26, 2013	Maturity Date	Interest Rate
Revolving Credit Facility	$29.0	$20.0	November 26, 2019 (1)	(2)
Term Loans	270.0	270.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$899.0	$890.0
Less: current portion of long-term debt	(14.0)	(14.0)

Long-term debt, less current portion	$885.0	$876.0

(1)	On July 2, 2014, the maturity date of $135.0 million of the revolving credit facility was extended by two years from November 26, 2017 to November 26, 2019. The remaining $14.0 million of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— As of June 26, 2014, the Company’s senior secured credit facility consisted of a $149.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million from $124.0 million to $149.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date applicable to $135.0 million of the revolving credit facility was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The maturity date applicable to the remaining $14.0 million of the revolving credit facility continues to be December 31, 2014. The senior secured credit facility was also amended for certain conditional amendments to allow for the contribution of Screenvision assets and debt from NCM, Inc. to the Company following the closing of the proposed merger upon the approval of the NCM, Inc. board of directors and the founding members. These amendments are discussed further in Note 9 – Subsequent Events. The obligations under the facility are secured by a lien on substantially all of the assets of the Company.

Revolving Credit Facility— The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of June 26, 2014, the Company’s total availability under the revolving credit facility was $149.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts. This portion of the revolving credit facility will be paid in full by the Company, along with any accrued and unpaid fees and interest, on December 31, 2014. On July 2, 2014, the maturity date applicable to any remaining outstanding revolving credit facility principal was extended by two years to November 26, 2019.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the $135.0 million portion of the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

portion of the revolving credit facility discussed above are at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of June 26, 2014 was 2.13%.

Term Loans— The interest rate on the term loans is a rate at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of June 26, 2014 was 2.90%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of June 26, 2014, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of June 26, 2014, the Company’s consolidated net senior secured leverage ratio was 3.3 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company is in compliance.

Senior Secured Notes due 2022— On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company is in compliance.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $37.2 million over the remaining terms of the network affiliate agreements. As of June 26, 2014 and December 26, 2013, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Merger Termination Payment— As described in Note 1 – The Company, on May 5, 2014, NCM, Inc. entered into a Merger Agreement to merge with Screenvision. Consummation of the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as well, as other customary closing conditions. If NCM, Inc.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

does not receive approval (or if NCM, Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied) NCM, Inc. will be required to pay a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in NCM LLC, with NCM LLC’s founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to NCM, Inc. up to a maximum of $28.8 million (including the $10 million). As of June 26, 2014, the Company did not have a liability recorded for this termination fee as it does not believe payment to be probable.

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

As of June 26, 2014 and December 26, 2013, the Company had other investments of $1.1 million, which was comprised of the Company’s investment in AC JV, LLC. As of December 26, 2013, this investment was valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy. The fair value of the investments was not estimated as of June 26, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investments, and it is not practicable to do so because the equity securities are not in a publicly traded company.

As of June 26, 2014 and December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 3—Related Party Transactions. As of December 26, 2013, these notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs. The fair value of the notes was not estimated as of June 26, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of June 26, 2014		As of December 26, 2013
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$266.6	$270.0	$269.5
Senior Unsecured Notes	200.0	218.8	200.0	220.4
Senior Secured Notes	400.0	420.8	400.0	414.0

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of June 26, 2014 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities.

A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of June 26, 2014, there was approximately $6.5 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI and will be amortized into earnings in the next twelve months.

The changes in AOCI by component for the six months ended June 26, 2014 and June 27, 2013 were as follows (in millions):

	Six Months Ended		Income Statement Location
	June 26, 2014	June 27, 2013
Balance at beginning of period	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	5.0	5.2	Amortization of terminated derivatives

Total amounts reclassified from AOCI	5.0	5.2

Net other comprehensive income	5.0	5.2

Balance at end of period	$(6.6)	$(16.7)

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8. SEGMENT REPORTING

Advertising revenue accounted for 100.0%, 95.2%, 100.0% and 93.0% of total revenue for the three and six months ended June 26, 2014 and June 27, 2013, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs (in millions):

	Three Months Ended June 26, 2014
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$99.9	$—	$—	$99.9
Operating costs	24.5	—	4.4	28.9
Selling and marketing costs	13.3	—	0.8	14.1
Administrative and other costs	0.7	—	6.4	7.1
Depreciation and amortization	—	—	7.8	7.8
Interest and other non-operating costs	—	—	15.3	15.3

Income (loss) before income taxes	$61.4	$—	$(34.7)	$26.7

	Three Months Ended June 27, 2013
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$116.9	$5.9	$—	$122.8
Operating costs	26.2	4.2	4.9	35.3
Selling and marketing costs	14.4	0.7	0.6	15.7
Administrative and other costs	0.7	0.2	6.7	7.6
Depreciation and amortization	—	—	6.2	6.2
Interest and other non-operating costs	—	—	16.7	16.7

Income (loss) before income taxes	$75.6	$0.8	$(35.1)	$41.3

	Six Months Ended June 26, 2014
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$170.1	$—	$—	$170.1
Operating costs	46.9	—	9.0	55.9
Selling and marketing costs	27.6	—	1.5	29.1
Administrative and other costs	1.5	—	13.2	14.7
Depreciation and amortization	—	—	15.6	15.6
Interest and other non-operating costs	—	—	30.7	30.7

Income (loss) before income taxes	$94.1	$—	$(70.0)	$24.1

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 27, 2013
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$190.6	$14.4	$—	$205.0
Operating costs	47.5	10.0	9.7	67.2
Selling and marketing costs	28.1	1.8	1.2	31.1
Administrative and other costs	1.0	0.4	14.1	15.5
Depreciation and amortization	—	—	11.6	11.6
Interest and other non-operating costs	—	—	32.5	32.5

Income (loss) before income taxes	$114.0	$2.2	$(69.1)	$47.1

The following is a summary of revenues by category (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
National advertising revenue	$68.4	$83.4	$111.1	$134.9
Local advertising revenue	21.7	22.4	39.8	35.7
Founding member advertising revenue from beverage concessionaire agreements	9.8	11.1	19.2	20.0
Fathom Consumer revenue (1)	—	5.0	—	13.3
Fathom Business revenue (1)	—	0.9	—	1.1

Total revenue	$99.9	$122.8	$170.1	$205.0

(1)	Fathom Events was sold on December 26, 2013 as discussed in Note 3—Related Party Transactions.

9. SUBSEQUENT EVENTS

On July 2, 2014, NCM LLC entered into an amendment (the “Amendment”) of its senior secured credit facility, whereby the maturity date applicable to $135 million of the revolving credit facility was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The maturity date applicable to the remaining $14 million of the revolving credit facility continues to be December 31, 2014. The Amendment also contains certain amendments (“Conditional Amendments”) to the senior secured credit facility that will only be effective upon the contribution of Screenvision assets and NCM, Inc. debt to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and NCM LLC’s founding members, NCM, Inc. may contribute the Screenvision assets and the new NCM, Inc. debt facility to NCM LLC in exchange for NCM LLC membership units. To allow for this potential contribution to NCM LLC, the Conditional Amendments include an increase in the amount of incremental senior secured indebtedness permitted by the Amended Credit Facility from $160 million to $250 million. If the Screenvision contribution to NCM LLC does not occur by April 1, 2015, the Conditional Amendments will not become effective and lender consent for the Conditional Amendments will be immediately and automatically revoked.

On July 2, 2014, in contemplation of the merger with Screenvision, NCM, Inc. entered into a Commitment and Engagement Letter (the “Commitment Letter”) with certain existing NCM LLC revolving credit facility lenders. Under the Commitment Letter, subject to certain conditions, the lenders committed to make a term loan in an aggregate principal amount of $250 million to fund the Screenvision merger and related expenses. This term loan is expected to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. The term loan will mature on the second anniversary of the funding of the term loan. NCM, Inc. has the right to contribute the Screenvision assets and the $250 million loan to NCM LLC, at which point, the Conditional Amendments to the amended senior secured credit facility described above will become effective.

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

Overview

We operate the largest digital in-theatre network in North America, for the distribution of advertising. Our revenue is principally derived from the sale of advertising through long-term ESAs with our founding members (approximately 23 years remaining as of June 26, 2014) and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”). Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN and 100% of the FirstLook pre-show is projected on digital projectors (78% digital cinema projectors and 22% LCD projectors).

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

Recent Transactions

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

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014 and Screenvision’s working capital at closing. Consummation of the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc. and Screenvision to approve the merger has occurred. During the second quarter of 2014, NCM, Inc. and Screenvision each received a request for additional information from the DOJ in connection with the DOJ’s review of the merger. Issuance of the second request extends the waiting period under the HSR Act until 30 days after both parties have substantially complied with the requests, unless the waiting period is terminated sooner by the DOJ or the parties otherwise agree to extend the closing date for the merger. The companies have been cooperating with the DOJ staff since shortly after the announcement of the merger and intend to continue to work cooperatively with the DOJ staff in the review of the merger.

Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the merger. Further information regarding these financing transactions is described in Note 9 – Subsequent Events to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 4, 2014 for the Company’s fiscal year ended December 26, 2013.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except margin data):

	Three Months Ended		Six Months Ended		% Change
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013	Q2 2014 to Q2 2013	YTD 2014 to YTD 2013
Revenue:
Advertising	$99.9	$116.9	$170.1	$190.6	(14.5%)	(10.8%)
Fathom Events	—	5.9	—	14.4	(100.0%)	(100.0%)

Total	99.9	122.8	170.1	205.0	(18.6%)	(17.0%)
Operating expenses:
Advertising	38.5	41.3	76.0	76.6	(6.8%)	(0.8%)
Fathom Events	—	5.1	—	12.2	(100.0%)	(100.0%)
Network, administrative and unallocated costs	19.4	18.4	39.3	36.6	5.4%	7.4%

Total	57.9	64.8	115.3	125.4	(10.6%)	(8.1%)

Operating income	42.0	58.0	54.8	79.6	(27.6%)	(31.2%)
Non-operating expenses	15.3	16.7	30.7	32.5	(8.4%)	(5.5%)
Income tax expense	0.3	0.2	0.5	0.4	50.0%	25.0%

Net income	$26.4	$41.1	$23.6	$46.7	(35.8%)	(49.5%)

Adjusted OIBDA	$52.0	$66.2	$74.6	$95.3	(21.5%)	(21.7%)
Adjusted OIBDA margin	52.1%	53.9%	43.9%	46.5%	(1.8%)	(2.6%)
Total theatre attendance (in millions) (1)(2)	175.4	187.2	341.9	341.7	(6.3%)	0.1%

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with U.S. GAAP. OIBDA represents net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Net income	$26.4	$41.1	$23.6	$46.7
Income tax expense	0.3	0.2	0.5	0.4
Interest and other non-operating costs	15.3	16.7	30.7	32.5
Depreciation and amortization	7.8	6.2	15.6	11.6

OIBDA	$49.8	$64.2	$70.4	$91.2
Share-based compensation costs (1)	2.2	2.0	4.2	4.1

Adjusted OIBDA	$52.0	$66.2	$74.6	$95.3

Total revenue	$99.9	$122.8	$170.1	$205.0
Adjusted OIBDA margin	52.1%	53.9%	43.9%	46.5%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.2 million, $1.3 million, $2.4 million and $2.4 million for the three and six months ended June 26, 2014 and June 27, 2013, respectively.

Basis of Presentation

The results of operations data for the three and six months ended June 26, 2014 and June 27, 2013 was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended June 26, 2014 and June 27, 2013

Revenue. Total revenue decreased $22.9 million, or 18.6%, from $122.8 million for the three months ended June 27, 2013 to $99.9 million for the three months ended June 26, 2014, due to a 14.5% decrease in total advertising revenue and a $5.9 million decrease in Fathom Events revenue related to the sale of that part of our business at the end of 2013. The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	June 26, 2014	June 27, 2013	Q2 2014 to Q2 2013	Q2 2014 to Q2 2013
National advertising revenue	$68.4	$83.4	$(15.0)	(18.0%)
Local advertising revenue	21.7	22.4	(0.7)	(3.1%)
Founding member advertising revenue from beverage concessionaire agreements	9.8	11.1	(1.3)	(11.7%)

Total advertising revenue	99.9	116.9	(17.0)	(14.5%)
Fathom Consumer revenue	—	5.0	(5.0)	(100.0%)
Fathom Business revenue	—	0.9	(0.9)	(100.0%)

Total Fathom Events revenue	—	5.9	(5.9)	(100.0%)

Total revenue	$99.9	$122.8	$(22.9)	(18.6%)

The following table shows data on theatre attendance and revenue per attendee for the three months ended June 26, 2014 and June 27, 2013:

	Three Months Ended		% Change
	June 26, 2014	June 27, 2013	Q2 2014 to Q2 2013
National advertising revenue per attendee	$0.390	$0.446	(12.6%)
Local advertising revenue per attendee	$0.124	$0.120	3.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.514	$0.565	(9.0%)
Total advertising revenue per attendee	$0.570	$0.624	(8.7%)
Total theatre attendance (in millions) (1) (2)	175.4	187.2	(6.3%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $15.0 million, or 18.0%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 21.8% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories that traditionally buy television and other advertising at lower CPMs, the implementation of more aggressive seasonal and volume pricing strategies and a soft television scatter marketplace combined with an increase in competition from other national video networks, including several new online and mobile advertising platforms. The decrease in national advertising revenue (excluding beverage revenue) was partially offset by an increase in national inventory utilization which rose from 107.1% in the second quarter of 2013 to 122.9% in the second quarter of 2014, which included a $3.3 million increase in revenue by content partners versus the second quarter of 2013. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. The number of utilized impressions sold increased despite a 6.3% decline in theatre attendance quarter over quarter.

Local advertising revenue. The $0.7 million, or 3.1%, decrease in local advertising revenue was driven by a 9.8% decrease in the average contract value in the second quarter of 2014, compared to the second quarter of

2013, partially offset by an increase in contract volume of 7.4% in the second quarter of 2014, compared to the second quarter of 2013. The decrease in average contract value was driven by a decrease in the value of larger local contracts (over $250,000), due primarily to the absence of one large automotive contract that occurred in the second quarter of 2013, a portion of which is expected to be incurred as national advertising revenue in future periods. The increase in contract volume was driven by an increase in the number of contracts under $250,000 which was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers and an improving economic outlook in many of the local markets that we serve.

Founding member beverage revenue. The $1.3 million, or 11.7%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 6.4% decrease in founding member attendance in the second quarter of 2014, compared to the second quarter of 2013 and a decrease in beverage revenue CPMs, which declined because they are based on prior year realized rates during segment one of the FirstLook pre-show, which decreased year-over-year.

Fathom Events revenue. Fathom Events revenue was zero for the three months ended June 26, 2014 from $5.9 million for the three months ended June 27, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $6.9 million, or 10.6%, from $64.8 million for the three months ended June 27, 2013 to $57.9 million for the three months ended June 26, 2014. The following table shows the changes in operating expense for the three months ended June 26, 2014 and June 27, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	June 26, 2014	June 27, 2013	Q2 2014 to Q2 2013	Q2 2014 to Q2 2013
Advertising operating costs	$6.6	$8.1	$(1.5)	(18.5%)
Fathom Events operating costs	—	4.2	(4.2)	(100.0%)
Network costs	4.4	4.9	(0.5)	(10.2%)
Theatre access fees—founding members	17.9	18.1	(0.2)	(1.1%)
Selling and marketing costs	14.1	15.7	(1.6)	(10.2%)
Administrative and other costs	4.2	4.9	(0.7)	(14.3%)
Administrative fee—managing member	2.9	2.7	0.2	7.4%
Depreciation and amortization	7.8	6.2	1.6	25.8%

Total operating expenses	$57.9	$64.8	$(6.9)	(10.6%)

Advertising operating costs. Advertising operating costs decreased $1.5 million, or 18.5%, from $8.1 million for the second quarter of 2013 to $6.6 million for the second quarter of 2014. This decrease was primarily the result of a $0.5 million decrease in affiliate advertising payments, a $0.4 million decrease in lobby production supplies and a $0.2 million decrease in onscreen production costs. The decrease in affiliate advertising payments was driven by lower total advertising revenue and a 3.3% decrease in the number of average affiliate screens in the second quarter of 2014, compared to the second quarter of 2013 due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of 205 affiliate screens related to newly constructed, acquired and signed affiliate theatres. Eight new affiliate circuits have been added since the end of the second quarter of 2013. Lobby production supplies and onscreen production costs decreased due to lower revenue in the period.

Fathom Events operating costs. Fathom Events operating costs decreased to zero in the three months ended June 26, 2014 from $4.2 million for the three months ended June 27, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $0.5 million, or 10.2%, from $4.9 million for the second quarter of 2013 to $4.4 million for the second quarter of 2014. The decrease was primarily due to a decrease in personnel expense due primarily to lower bonus expense and related taxes (due to lower performance against internal targets) and lower benefit costs, as well as, a decrease in contract labor and network maintenance costs.

Theatre access fees. Theatre access fees decreased $0.2 million, or 1.1%, from $18.1 million for the second quarter of 2013 to $17.9 million for the second quarter of 2014. The decrease was due to a $0.8 million decrease related to the 6.4% decrease in founding member attendance in the second quarter of 2014 compared to the second quarter of 2013, partially offset by a $0.6 million increase in theatre access fees due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased $0.3 million related to an annual 5% rate increase specified in the ESAs and $0.3 million from an increase of 3.4% in the average number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment quarter-over-quarter due primarily to acquisitions of new theatres by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $1.6 million, or 10.2%, from $15.7 million for the second quarter of 2013 to $14.1 million for the second quarter of 2014. This decrease was primarily due to a decrease of $0.7 million in personnel expense due primarily to lower commissions, bonuses and related taxes (due to lower performance against internal targets) and lower benefit costs, and a decrease of $0.6 million in non-cash barter expense related to timing of barter transactions.

Administrative and other costs. Administrative and other costs decreased $0.7 million, or 14.3%, from $4.9 million for the second quarter of 2013 to $4.2 million for the second quarter of 2014 primarily due to a $0.7 million decrease in personnel expense due primarily to lower bonus expense and related taxes (due to lower performance against internal targets) and lower benefit costs, as well as, a decrease in contract labor and network maintenance costs.

Administrative fee – managing member. Administrative fee-managing member increased slightly from $2.7 million for the three months ended June 27, 2013 to $2.9 million for the three months ended June 26, 2014. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $1.6 million, or 25.8%, from $6.2 million for the second quarter of 2013 to $7.8 million for the second quarter of 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily from founding member acquisitions.

Non-operating expenses. Total non-operating expenses decreased $1.4 million, or 8.4%, from $16.7 million for the three months ended June 26, 2013 to $15.3 million for the three months ended June 26, 2014. The following table shows the changes in non-operating expense for the three months ended June 26, 2014 and June 27, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	June 26, 2014	June 27, 2013	Q2 2014 to Q2 2013	Q2 2014 to Q2 2013
Interest on borrowings	$13.0	$12.8	$0.2	1.6%
Interest income	(0.3)	—	(0.3)	100.0%
Amortization of terminated derivatives	2.5	2.7	(0.2)	(7.4%)
Other non-operating expense	0.1	1.2	(1.1)	(91.7%)

Total non-operating expenses	$15.3	$16.7	$(1.4)	(8.4%)

The decline in non-operating expense was due primarily to a decrease in other non-operating expense of $1.1 million due to the absence of the write-off of debt issuance costs that occurred during the second quarter of 2013 related to a debt refinancing. In addition, interest income increased by $0.3 million due primarily to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events at the end of 2013.

Net income: Net income decreased $14.7 million from $41.1 million for the three months ended June 27, 2013 to $26.4 million for the three months ended June 26, 2014. The decrease in net income was primarily due to a decrease in operating income of $16.0 million, as described further above.

Six Months Ended June 26, 2014 and June 27, 2013

Revenue. Total revenue decreased $34.9 million, or 17.0%, from $205.0 million for the six months ended June 27, 2013 to $170.1 million for the six months ended June 26, 2014 due to a 10.8% decrease in advertising revenue and $14.4 million decrease in Fathom Events revenue due to the sale of this part of our business at the end of 2013. The following is a summary of revenue by category (in millions).

	Six Months Ended		$ Change	% Change
	June 26, 2014	June 27, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
National advertising revenue	$111.1	$134.9	$(23.8)	(17.6%)
Local advertising revenue	39.8	35.7	4.1	11.5%
Founding member advertising revenue from beverage concessionaire agreements	19.2	20.0	(0.8)	(4.0%)

Total advertising revenue	170.1	190.6	(20.5)	(10.8%)
Fathom Consumer revenue	—	13.3	(13.3)	(100.0%)
Fathom Business revenue	—	1.1	(1.1)	(100.0%)

Total Fathom Events revenue	—	14.4	(14.4)	(100.0%)

Total revenue	$170.1	$205.0	$(34.9)	(17.0%)

The following table shows data on theatre attendance and revenue per attendee for the six months ended June 26, 2014 and June 27, 2013:

	Six Months Ended		% Change
	June 26, 2014	June 27, 2013	YTD 2014 to YTD 2013
National advertising revenue per attendee	$0.325	$0.395	(17.7%)
Local advertising revenue per attendee	$0.116	$0.104	11.5%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.441	$0.499	(11.6%)
Total advertising revenue per attendee	$0.498	$0.558	(10.8%)
Total theatre attendance (in millions) (1) (2)	341.9	341.7	0.1%

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $23.8 million, or 17.6%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 17.6% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs, the implementation of more aggressive seasonal and volume pricing strategies and a soft television scatter market combined with an increase in competition from other national video networks, including several new online and mobile advertising platforms. This was partially offset by a slight increase in national inventory utilization which increased from 97.6% in the six months ended June 27, 2013 to 98.7% in the six months ended June 26, 2014.

Local advertising revenue. The $4.1 million, or 11.5%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 9.3% and an increase in the average contract value of 2.5% in the six months ended June 26, 2014, compared to the six months ended June 27, 2013. The increase in contract volume and average contract value was driven by a 96% increase in total value of contracts over $250,000. Revenue from contracts greater than $250,000 increased by $4.4 million, which represented growth in the number of contracts of 88.0% and growth in the average contract value of 4.5% during the six months ended June 26, 2014, compared to the six months ended June 27, 2013. The growth in these larger local contracts during the six months ended June 26, 2014 was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers and attracted several large additional regional contracts in the automotive and telecommunications industries.

Founding member beverage revenue. The $0.8 million, or 4.0%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a decrease in beverage revenue CPMs, which declined because they are based on prior year realized rates during segment one of the FirstLook pre-show, which decreased year-over-year, partially offset by a 1.7% increase in founding member attendance in the six months ended June 26 2014, compared to the six months ended June 27, 2013.

Fathom Events revenue. Fathom Events revenue was zero for the six months ended June 26, 2014 from $14.4 million for the six months ended June 27, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $10.1 million, or 8.1%, from $125.4 million for the six months ended June 27, 2013 to $115.3 million for the six months ended June 26, 2014. The following table shows the changes in operating expense for the six months ended June 26, 2014 and June 27, 2013 (in millions):

	Six Months Ended		$ Change	% Change
	June 26, 2014	June 27, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
Advertising operating costs	$11.6	$13.8	$(2.2)	(15.9%)
Fathom Events operating costs	—	10.0	(10.0)	(100.0%)
Network costs	9.0	9.7	(0.7)	(7.2%)
Theatre access fees—founding members	35.3	33.7	1.6	4.7%
Selling and marketing costs	29.1	31.1	(2.0)	(6.4%)
Administrative and other costs	8.9	10.0	(1.1)	(11.0%)
Administrative fee—managing member	5.8	5.5	0.3	5.5%
Depreciation and amortization	15.6	11.6	4.0	34.5%

Total operating expenses	$115.3	$125.4	$(10.1)	(8.1%)

Advertising operating costs. Advertising operating costs decreased $2.2 million, or 15.9%, from $13.8 million for the six months ended June 27, 2013 to $11.6 million for the six months ended June 26, 2014. This decrease was primarily the result of a $1.3 million decrease in affiliate advertising payments, a $0.4 million decrease in lobby production supplies and a $0.3 million decrease in onscreen production costs. The decrease in affiliate advertising payments was driven by lower total advertising revenue and a 6.7% decrease in the number of average affiliate screens in the six months ended June 26, 2014, compared to the six months ended June 27, 2013 due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of 205 affiliate screens related to newly constructed, acquired and signed affiliate theatres. Eight new affiliate circuits have been added since the end of the second quarter of 2013. Lobby production supplies and onscreen production costs decreased due to lower revenue during the period.

Fathom Events operating costs. Fathom Events operating costs decreased to zero in the six months ended June 26, 2014 from $10.0 million for the six months ended June 27, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $0.7 million, or 7.2%, from $9.7 million for the six months ended June 27, 2013 to $9.0 million for the six months ended June 26, 2014. The decrease was primarily due to a decrease of $0.4 million in equipment rental and network maintenance costs and a decrease in personnel expense due primarily to lower bonus expense and related taxes (due to lower performance against internal targets) lower benefit costs.

Theatre access fees. Theatre access fees increased $1.6 million, or 4.7%, from $33.7 million for the six months ended June 27, 2013 to $35.3 million for the six months ended June 26, 2014. Approximately $1.3 million of the increase was due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment pertaining to an annual 5% rate increase specified in the ESAs and an increase of 4.5% in the average number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment related primarily to acquisitions of new theatres by the founding members. In addition, approximately $0.3 million of the increase was due to the 1.7% increase in founding member attendance in the six months ended June 26, 2014 compared to the six months ended June 27, 2013.

Selling and marketing costs. Selling and marketing costs decreased $2.0 million, or 6.4%, from $31.1 million for the six months ended June 27, 2013 to $29.1 million for the six months ended June 26, 2014. This decrease was primarily due to a decrease of $1.6 million in non-cash barter expense related to timing of barter transactions and a decrease of $0.4 million in personnel expense due primarily to lower salary and employee benefit costs.

Administrative and other costs. Administrative and other costs decreased $1.1 million, or 11.0%, from $10.0 million for the six months ended June 27, 2013 to $8.9 million for the six months ended June 26, 2014 primarily due to a $1.0 million decrease in personnel expense due primarily to decreases in salaries and wages, bonus expense and related taxes (due to lower performance against internal targets) and lower share-based compensation costs.

Administrative fee – managing member. Administrative fee-managing member increased $0.3 million from $5.5 million for the six months ended June 27, 2013 to $5.8 million for the six months ended June 26, 2014. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $4.0 million, or 34.5%, from $11.6 million for the six months ended June 27, 2013 to $15.6 million for the six months ended June 26, 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily related to founding member acquisitions.

Non-operating expenses. Total non-operating expenses decreased $1.8 million, or 5.5%, from $32.5 million for the six months ended June 26, 2013 to $30.7 million for the six months ended June 26, 2014. The following table shows the changes in non-operating expense for the six months ended June 26, 2014 and June 27, 2013 (in millions):

	Six Months Ended		$ Change	% Change
	June 26, 2014	June 27, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
Interest on borrowings	$26.1	$26.1	$—	0.0%
Interest income	(0.6)	—	(0.6)	100.0%
Amortization of terminated derivatives	5.0	5.2	(0.2)	(3.8%)
Other non-operating expense	0.2	1.2	(1.0)	(83.3%)

Total non-operating expenses	$30.7	$32.5	$(1.8)	(5.5%)

The decline in non-operating expense was due primarily to a decrease in other non-operating expense of $1.0 million due to the absence of the write-off of debt issuance costs that occurred during the second quarter of 2013 related to a debt refinancing. In addition, interest income increased by $0.6 million due primarily to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events.

Net income: Net income decreased $23.1 million from $46.7 million for the six months ended June 27, 2013 to $23.6 million for the six months ended June 26, 2014. The decrease in net income was primarily due to a decrease in operating income of $24.8 million, as described further above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including the expansion of new online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the expansion of our advertising network (including the proposed merger with Screenvision), the related increase in salable advertising impressions and better geographic coverage, growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the technical quality of our network and upgrades to our inventory management and audience targeting systems that are in process. During 2013 and thus far in 2014, we have added ten new affiliate theatre circuits (with 347 screens) to our national network. In total, these contracted new affiliate theatres are expected to add approximately 10 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 137 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these additional attendees will provide the opportunity for future expansion of our revenue, operating income and cash flow. We believe that the continued growth of our network will expand our national reach and geographic coverage will strengthen our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other advertising platforms. In addition, during late 2012 and 2013, NCM LLC’s founding members acquired 97 of our affiliate theatres (1,245 screens). In addition, the founding members also acquired 14 theatres with 223 screens and annual attendance of about 10 million that had existing agreements with another cinema advertising provider. These theatres are expected to join our network in November 2018 when the agreement with another cinema advertising provider expires. The acquisition of existing affiliates by our founding members will increase our Adjusted OIBDA and Adjusted OIBDA margins as the theatre access fees are generally lower, as a percentage of revenue, than affiliate payments.

In 2013 and in the first six months of 2014, we experienced a decline of 7.6% and 17.6%, respectively, in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs, the implementation of more aggressive seasonal and volume pricing strategies and increased competition from other national video networks, including several new online and mobile advertising platforms. We expect this trend of decreasing CPMs to continue during the remainder of 2014 as we further expand and diversify our client mix into client categories that have lower pricing expectations and the marketplace becomes more competitive due in part to the expansion of online and mobile video advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to our founding members in 2014. During 2014, certain of founding members will be renegotiating their agreements with their beverage supplier, which could change the amount of advertising time that is bought from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients. Through 2011, this time was priced on a CPM basis, which changed each year as specified in the ESAs. Per the ESAs, beginning in 2012, this time is priced equal to the annual percentage change in the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to show time) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us. Due to the lower CPMs that we realized in 2013, this reduced the CPM on our beverage concessionaire revenue during the first six months of 2014 and will reduce the CPM on our beverage concessionaire revenue during the remainder of 2014.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than

12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of June 26, 2014 and June 27, 2013, approximately 84.6% and 85.9%, respectively, of our founding member network screens were showing advertising on digital cinema projectors.

On May 5, 2014, NCM, Inc. entered into a Merger Agreement to merge with Screenvision as described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview. Consummation of the merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act as well as other customary closing conditions. If NCM, Inc. does not receive approval (or if NCM, Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied) NCM, Inc. will be required to pay a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in NCM LLC, with NCM LLC’s founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to us up to a maximum of $28.8 million (including the $10 million). If the merger is not completed and we are required to pay the termination a fee, our financial results would be adversely affected.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads, and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt. As a result of these financing transactions, we extended the average maturities of our debt by over six years. The average remaining maturity is 6.8 years as of June 26, 2014. As of June 26, 2014, approximately 67% of our total borrowings bear interest at fixed rates. The remaining 33% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 4—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 26, 2014	December 26, 2013	June 27, 2013	Q2 2014 to YE 2013	Q2 2014 to Q2 2013
Cash and cash equivalents	$3.4	$13.3	$8.8	$(9.9)	$(5.4)
Revolver availability (1)	120.0	104.0	110.0	16.0	10.0

Total	$123.4	$117.3	$118.8	$6.1	$4.6

(1)	The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total availability under the revolving credit facility is $149.0 million. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather that portion of the revolving credit facility will be paid in full, along with any accrued and unpaid fees and interest, on the maturity date of December 31, 2014.

We have generated and used cash as follows (in millions):

	Six Months Ended
	June 26, 2014	June 27, 2013
Operating cash flow	$54.3	$58.0
Investing cash flow	$(5.7)	$(9.9)
Financing cash flow	$(58.5)	$(49.7)

•	Operating Activities. The $3.7 million decrease in cash provided by operating activities for the six months ended June 26, 2014 versus the six months ended June 27, 2013 was due primarily to an $23.1 million decrease in net income, partially offset by an $22.6 million increase in accounts receivable period over period primarily from the timing of revenue and collections in the period and a $6.1 million increase in the timing of deferred revenue balances period over period.

•	Investing Activities. The $4.2 million decrease in cash used in investing activities for the six months ended June 26, 2014 compared to the six months ended June 27, 2013 was due to a decrease of $3.4 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements and a decrease of $0.8 million of purchases of property, plant and equipment.

•	Financing Activities. The $8.8 million increase in cash used in financing activities during the six months ended June 26, 2014 compared to the six months ended June 27, 2013 was due primarily to an increase in distributions to NCM LLC’s founding members of $13.3 million, partially offset by an increase in cash proceeds from borrowings, net of payments, of $4.0 million.

Sources of Capital and Capital Requirements

NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended June 26, 2014 (which will be made during the third quarter of 2014) was approximately $34.0 million.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 26, 2013 and incorporated by reference herein. As of June 26, 2014, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

In March 2014, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 13-D, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“EITF 13-D”). Under EITF 13-D, a performance target that can be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects grant date fair value. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be achieved. If necessary, compensation cost is subsequently adjusted, to reflect those awards that ultimately vest. EITF 13-D will be effective, on a prospective basis, for the Company during its first quarter of 2016, with early adoption permitted. The adoption of this standard is not anticipated to have a material impact on the Company’s unaudited Condensed Financial Statements or notes thereto.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its unaudited Condensed Financial Statements or notes thereto, as well as which transition method it intends to use.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the six months ended June 26, 2014.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	17.9%	23.7%	31.0%	27.4%
FY 2011	15.3%	25.5%	32.9%	26.3%
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of June 26, 2014, the only interest rate risk that we are exposed to is related to our $149.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $29.0 million revolving credit balance and $270.0 million term loan outstanding as of June 26, 2014. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of June 26, 2014, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 26, 2014 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 26, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 5, 2014, NCM, Inc., Screenvision and certain of their affiliates entered into the Merger Agreement, as described in Note 1 – The Company to the unaudited Condensed Financial Statements in this report.

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

NCM, Inc. and Screenvision may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the merger with Screenvision may not close in the anticipated time frame, if at all. NCM, Inc. has no control over certain conditions in the Merger Agreement, and cannot predict whether such conditions will be satisfied or waived. Regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the transaction. Such conditions or changes may prevent the closing of the merger, cause the merger to be delayed, or otherwise prevent NCM, Inc. from realizing the anticipated benefits of the merger. In addition, conditions to the merger or delays may cause NCM, Inc. to incur additional, potentially burdensome transaction costs.

Termination of the Merger Agreement or failure to consummate the merger with Screenvision could require NCM, Inc. to make a termination payment of $28.8 million, for which NCM LLC would indemnify and bear a pro rata portion of this fee, which could adversely impact NCM LLC’s liquidity and financial condition.

The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement upon the material breach of covenants or representations by the other. Furthermore, if the Merger Agreement is terminated due to a failure to obtain required antitrust approval or for other specified reasons, NCM, Inc. will be required to pay Screenvision a termination fee of $28.8 million. NCM LLC will bear a pro rata portion of this fee based on the aggregate ownership percentages of the founding member theatre circuits in NCM LLC. Failure to consummate the merger also may result in negative market reactions.

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

Although under no obligation to do so, following the merger, NCM, Inc. may contribute the Screenvision business to NCM LLC. The success of combining Screenvision’s business with NCM LLC, including the realization of the anticipated benefits, will depend, in part, on the ability of the combined company to successfully integrate the two businesses. Failure to effectively integrate the businesses could adversely impact the expected benefits of the merger, including cost synergies stemming from overlapping sales, operating and general and administrative functions that the Company has estimated could aggregate $30 million per year. The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate NCM LLC’s and Screenvision’s business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

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

As described in Note 9 – Subsequent Events, in contemplation of the merger with Screenvision, NCM, Inc. entered into a Commitment Letter for a $250 million term loan with certain existing NCM LLC revolving credit facility lenders to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. The Company also amended its senior secured credit facility in the event that NCM, Inc. contributes Screenvision assets and NCM, Inc. debt to NCM LLC. Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities. Additionally, if we do not achieve the expected benefits and cost savings from the merger with Screenvision, or if the financial performance of NCM, Inc., as the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted. Our credit ratings may also be impacted as a result of the incurrence of additional acquisition-related indebtedness.

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

NATIONAL CINEMEDIA, LLC

(Registrant)

By: National CineMedia, Inc., its manager

Date: August 6, 2014	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2014	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)