Form 10-Q
period 2014-09-25
National CineMedia, LLC
filed 2014-11-05
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2014

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

As of November 4, 2014, the registrant had 128,290,567 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	September 25, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13.0	$13.3
Receivables, net of allowance of $6.2 and $5.7, respectively	97.2	120.4
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	3.0	2.9
Prepaid administrative fees to managing member	0.7	0.8
Current portion of notes receivable - founding members	4.2	4.2
Other current assets - founding members	0.9	—

Total current assets	119.0	141.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $76.3 and $69.5, respectively	23.5	25.6
Intangible assets, net of accumulated amortization of $64.0 and $48.7, respectively	494.5	492.0
Debt issuance costs, net of accumulated amortization of $17.1 and $15.0, respectively	16.2	17.7
Long-term notes receivable, net of current portion - founding members	20.8	20.8
Other investments - related party	1.1	1.1
Other assets	0.6	0.4

Total non-current assets	556.7	557.6

TOTAL ASSETS	$675.7	$699.2

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$23.7	$30.1
Amounts due to managing member	13.7	24.6
Accrued expenses	22.0	19.4
Accrued payroll and related expenses	8.7	11.5
Accounts payable (including $0.9 and $0.8 to related party affiliates, respectively)	9.5	18.1
Deferred revenue	6.3	4.7
Current portion of long-term debt	14.0	14.0
Other current liabilities - related party	3.3	—

Total current liabilities	101.2	122.4
NON-CURRENT LIABILITIES:
Long-term debt	881.0	876.0

Total non-current liabilities	881.0	876.0

Total liabilities	982.2	998.4
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ EQUITY/DEFICIT (including accumulated other comprehensive loss of $4.0 and $11.6, respectively)	(306.5)	(299.2)

TOTAL LIABILITIES AND EQUITY/DEFICIT	$675.7	$699.2

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
REVENUE:
Advertising (including revenue from founding members of $9.1, $11.5, $28.4 and $31.6 respectively)	$100.8	$127.6	$270.9	$318.2
Fathom Events	—	7.5	—	21.9

Total	100.8	135.1	270.9	340.1

OPERATING EXPENSES:
Advertising operating costs (including $1.2, $1.1, $2.6 and $2.6 to related parties, respectively)	6.5	7.9	18.1	21.7
Fathom Events operating costs (including $0.0, $1.3, $0.0 and $3.3 to founding members, respectively)	—	5.4	—	15.4
Network costs	4.4	4.9	13.4	14.6
Theatre access fees—founding members	17.0	18.7	52.3	52.4
Selling and marketing costs (including $0.2, $0.3, $0.7 and $1.0 to founding members, respectively)	14.7	15.6	43.8	46.7
Administrative and other costs	4.8	5.3	13.7	15.3
Administrative fee—managing member	2.1	2.7	7.9	8.2
Depreciation and amortization	8.6	7.2	24.2	18.8

Total	58.1	67.7	173.4	193.1

OPERATING INCOME	42.7	67.4	97.5	147.0

NON-OPERATING EXPENSES:
Interest on borrowings	12.7	12.8	38.8	38.9
Interest income (including $0.3, $0.0, $0.9 and $0.0 from founding members, respectively)	(0.3)	—	(0.9)	—
Amortization of terminated derivatives	2.6	2.6	7.6	7.8
Other non-operating expense	0.7	—	0.9	1.2

Total	15.7	15.4	46.4	47.9

INCOME BEFORE INCOME TAXES	27.0	52.0	51.1	99.1

Income tax expense	—	0.2	0.5	0.6

NET INCOME	$27.0	$51.8	$50.6	$98.5

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
NET INCOME	$27.0	$51.8	$50.6	$98.5
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	2.6	2.6	7.6	7.8

COMPREHENSIVE INCOME	$29.6	$54.4	$58.2	$106.3

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 25, 2014	September 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50.6	$98.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.2	18.8
Non-cash share-based compensation	3.0	3.7
Amortization of terminated derivatives	7.6	7.8
Amortization of debt issuance costs	2.1	2.1
Write-off of debt issuance costs and other non-operating items	—	1.2
Changes in operating assets and liabilities:
Receivables, net	23.2	(9.8)
Accounts payable and accrued expenses	(5.1)	(2.4)
Amounts due to founding members and managing member	(0.2)	4.5
Other, net	0.6	2.4

Net cash provided by operating activities	106.0	126.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.9)	(7.9)
Purchases of intangible assets from affiliate circuits	(3.0)	(8.9)

Net cash used in investing activities	(9.9)	(16.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	92.0	44.0
Repayments of borrowings	(87.0)	(39.0)
Payment of debt issuance costs	(0.7)	(3.4)
Founding member integration payments	1.5	1.1
Distributions to founding members and managing member	(103.0)	(108.3)
Unit settlement for share-based compensation	0.8	7.9

Net cash used in financing activities	(96.4)	(97.7)

CHANGE IN CASH AND CASH EQUIVALENTS	(0.3)	12.3
CASH AND CASH EQUIVALENTS:
Beginning of period	13.3	10.4

End of period	$13.0	$22.7

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 25, 2014	September 26, 2013
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$16.4	$160.2
Accrued distributions to founding members and managing member	$40.3	$68.4
Write-off of property and equipment included in accrued expenses	$(0.4)	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$34.6	$34.9
Cash paid for income taxes	$0.2	$0.3

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theatre circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from three to twenty years.

As of September 25, 2014, NCM LLC had 128,290,567 common membership units outstanding, of which 58,746,988 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 3—Related Party Transactions.

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”) for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share) (“the Merger”). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014 and Screenvision’s working capital at closing. Consummation of the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc. and Screenvision to approve the Merger has occurred. Following the Merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the Merger. On November 3, 2014, the U.S. Department of Justice (the “DOJ”) filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. NCM, Inc. and Screenvision intend to defend their proposed merger. Refer to Note 9 – Subsequent Event for further information.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 26, 2013 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to our accounting policies.

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

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to our national and regional advertising is reduced by dealing with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. We have smaller contracts with thousands of local clients that are not individually significant. As of September 25, 2014 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the nine months ended September 25, 2014, revenue related to NCM LLC’s founding members’ beverage supplier accounted for 10.4% of total revenue. During the three months ended September 25, 2014 and the three and nine months ended September 26, 2013, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan. NCM, Inc. has issued stock options, restricted stock and restricted stock units under the NCM, Inc. Equity Incentive Plan. In 2014 and 2013, the Company did not grant stock options. Restricted stock and restricted stock units granted prior to 2013 vest upon the achievement of NCM, Inc. performance measures and service conditions. In 2013, NCM, Inc. granted restricted stock and restricted stock units that vest upon the achievement of NCM, Inc. performance measures and service conditions, or only service conditions, depending on the title of the employee. In 2014, restricted stock grants for officers vest upon the achievement of NCM, Inc. performance measures and service conditions, or only service conditions, while non-officer grants vest only upon the achievement of service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares. During the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively, NCM, Inc. acquired 4,799, 230,991, 227,851 and 548,405 units due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.0 million, $3.6 million, $0.8 million and $7.9 million to NCM LLC for the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. The Company does not expect that the application of ASU 2014-15 will have an impact on the unaudited Condensed Financial Statements or notes thereto.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment. If the founding members make this election, they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively, the Company recorded a reduction to net intangible assets of $0.6 million, $1.0 million, $1.4 million and $2.1 million related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider. During the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, AMC and Cinemark paid a total of $0.6 million, $0.9 million, $1.5 million and $1.1 million, respectively, in integration payments.

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

Founding Member and Managing Member Transactions – Following is a summary of the transactions between the Company and the founding members and its managing member (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Statements of Income:	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$9.0	$11.5	$28.2	$31.5
Advertising inventory revenue (included in advertising revenue) (2)	0.1	—	0.2	0.1
Operating expenses:
Theatre access fee (3)	17.0	18.7	52.3	52.4
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	1.3	—	3.0
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs) (5)	—	—	—	0.3
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (6)	0.2	0.3	0.7	1.0
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	—	—	0.1	—
Administrative fee - managing member (7)	2.1	2.7	7.9	8.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (8)	0.3	—	0.9	—

(1)	For the three months ended September 25, 2014 and September 26, 2013, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	Prior to the sale of Fathom Events on December 26, 2013, these payments were at rates (percentage of event revenue) included in the previous ESAs based on the nature of the event.
(5)	Prior to the sale of Fathom Events on December 26, 2013, these were used primarily for marketing resale to Fathom Events customers.
(6)	Used primarily for marketing to NCM LLC’s advertising clients.
(7)

Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Interim Co-Chief Financial Officers, Executive Vice

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.
(8)	On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

	As of
Included in the Condensed Balance Sheets:	September 25, 2014	December 26, 2013
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Prepaid administrative fees to managing member (2)	0.7	0.8
Current portion of notes receivable - founding members (3)	4.2	4.2
Long-term portion of notes receivable - founding members (3)	20.8	20.8
Interest receivable on notes receivable (3)	0.9	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (4)	463.8	463.4

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(3)	Refer to the discussion of notes receivable from the founding members above.
(4)	Refer to Note 2—Intangible Assets for further information on common unit adjustments and integration payments.

At the date of NCM, Inc.’s Initial Public Offering (“IPO”), we were granted a perpetual, royalty-free license from our founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and our founding members, if any.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three and nine months ended September 25, 2014 and September 26, 2013 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
AMC	$6.0	$10.6	$12.8	$21.2
Cinemark	7.7	13.3	16.4	26.0
Regal	8.1	12.2	17.2	25.7
NCM, Inc.	18.5	32.3	39.4	63.1

Total	$40.3	$68.4	$85.8	$136.0

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended September 25, 2014 of $21.8 million is included in amounts due to founding members on the unaudited Condensed Balance Sheets as of September 25, 2014 and will be made in the fourth quarter of 2014. The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended September 25, 2014 of $18.5 million is included in amounts due to managing member on the unaudited Condensed Balance Sheets as of September 25, 2014 and will be made in the fourth quarter of 2014.

Amounts due to founding members as of September 25, 2014 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.7	$0.7	$1.1	$2.5
Cost and other reimbursement	(0.4)	(0.2)	—	(0.6)
Distributions payable to founding members	6.0	7.7	8.1	21.8

Total	$6.3	$8.2	$9.2	$23.7

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.7	$1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable to founding members	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

Amounts due to/from managing member were comprised of the following (in millions):

	As of
	September 25, 2014	December 26, 2013
Distributions payable to managing member	$18.5	$26.5
Cost and other reimbursement	(4.8)	(1.9)

Total	$13.7	$24.6

AC JV, LLC Transactions –Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Statements of Income:	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Transition services (included in network costs) (1)	$0.1	$—	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense) (2)	—	—	0.1	—

(1)	In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Statements of Income.
(2)

The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC.

	As of
Included in the Condensed Balance Sheets:	September 25, 2014	December 26, 2013
Amounts due to AC JV, LLC (included in other current liabilities) (1)	$3.3	$—
Investment in AC JV, LLC (included in other investments) (2)	1.1	1.1

(1)	As described above, NCM LLC entered into a transition services agreement with AC JV, LLC for reimbursement of certain expenses. NCM LLC continued to perform back office accounting and, as such, these amounts primarily represent the settlement of AC JV, LLC’s revenue and expenses.
(2)	Refer to the discussion of the investment in AC JV, LLC above.

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

Following is a summary of advertising operating costs in the unaudited Condensed Statements of Income between the Company and its related party affiliates (in millions):

	Three Months Ended		Nine Months Ended
Related Party Affiliate	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Starplex (1)	$1.2	$1.0	$2.5	$2.2
Other	—	0.1	0.1	0.4

Total	$1.2	$1.1	$2.6	$2.6

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the unaudited Condensed Balance Sheets (in millions):

	As of
Related Party Affiliate	September 25, 2014	December 26, 2013
Starplex (1)	$0.8	$0.7
Other	0.1	0.1

Total	$0.9	$0.8

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s directors.

Other Transactions — NCM LLC has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively, this company generated approximately $0.0 million, $0.1 million, $0.1 million and $0.2 million in revenue for NCM LLC and there was approximately $0.1 million and $0.2 million of accounts receivable due from this company as of September 25, 2014 and December 26, 2013, respectively.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in our FirstLook preshow. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the three and nine months ended September 25, 2014, NCM LLC received approximately $0.2 million and $0.2 million, respectively, in revenue from AEG Live and as of September 25, 2014, had $0.2 million of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4.	BORROWINGS

The following table summarizes the Company’s total outstanding debt as of September 25, 2014 and December 26, 2013 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 25, 2014	December 26, 2013	Maturity Date	Interest Rate
Revolving Credit Facility	$25.0	$20.0	November 26, 2019 (1)	(2)
Term Loans	270.0	270.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$895.0	$890.0
Less: current portion of long-term debt	(14.0)	(14.0)

Long-term debt, less current portion	$881.0	$876.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— As of September 25, 2014, the Company’s senior secured credit facility consisted of a $149.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million from $124.0 million to $149.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date applicable to $135.0 million of the revolving credit facility was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The maturity date applicable to the remaining $14.0 million of the revolving credit facility continues to be December 31, 2014. The Amendment also contains certain amendments (“Conditional Amendments”) to the senior secured credit facility that will only be effective upon the contribution of Screenvision assets and NCM, Inc. debt to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and NCM LLC’s founding members, NCM, Inc. may contribute the Screenvision assets and the new NCM, Inc. debt facility to NCM LLC in exchange for NCM LLC common membership units. To allow for this potential contribution to NCM LLC, the Conditional Amendments include an increase in the amount of incremental senior secured indebtedness permitted by the Amended Credit Facility from $160 million to $250 million. If the Screenvision contribution to NCM LLC does not occur by April 1, 2015, the Conditional Amendments will not become effective and lender consent for the Conditional Amendments will be immediately and automatically revoked.

Revolving Credit Facility— The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of September 25, 2014, the Company’s total availability under the revolving credit facility was $149.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts. This portion of the revolving credit facility will be paid in full by the Company, along with any accrued and unpaid fees and interest, by December 31, 2014. The maturity date applicable to any remaining outstanding revolving credit facility principal is November 26, 2019.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the $135.0 million portion of the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility discussed above are at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of September 25, 2014 was 1.88%.

Term Loans— The interest rate on the term loans is a rate chosen at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of September 25, 2014 was 2.91%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of September 25, 2014, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of September 25, 2014, the Company’s consolidated net senior secured leverage ratio was 3.6 times (versus the covenant of 6.5 times).

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

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. During October 2014, the Company

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

offered to all of its network affiliates an extension of their existing agreements by five years, with the per-attendee guarantee and other terms remaining the same as those on the last year of their original term. None of these agreements have yet been signed. As of September 25, 2014, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $35.4 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to September 25, 2014. As of September 25, 2014 and December 26, 2013, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Merger Termination Payment— As described in Note 1 – The Company, on May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision. Consummation of the Merger is subject to clearance under the HSR Act, as well, as other customary closing conditions. If prior to May 5, 2015 (or 90 days thereafter if extended by NCM, Inc. or Screenvision), certain conditions related to the HSR process are not fulfilled, the Merger is prohibited by law or a final non-appealable government order, or if NCM Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. The Company would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in NCM LLC, with our founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to NCM, Inc. up to a maximum of $28.8 million (including the $10 million). As of September 25, 2014, the Company did not have a liability recorded for this termination fee as it does not believe payment to be probable. On November 3, 2014, DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. NCM, Inc. and Screenvision intend to defend their proposed merger. Refer to Note 9 – Subsequent Event for further information.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 25, 2014 and December 26, 2013, the Company had other investments of $1.1 million, which was comprised of the Company’s investment in AC JV, LLC. As of December 26, 2013, this investment was valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy. The fair value of the investments was not estimated as of September 25, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investments, and it is not practicable to do so because the equity securities are not in a publicly traded company.

As of September 25, 2014 and December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 3—Related Party Transactions. As of December 26, 2013, these notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs. The fair value of the notes was not estimated as of September 25, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.

Borrowings— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of September 25, 2014		As of December 26, 2013
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$259.9	$270.0	$269.5
Senior Unsecured Notes	200.0	214.1	200.0	220.4
Senior Secured Notes	400.0	404.8	400.0	414.0

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of September 25, 2014 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities.

A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of September 25, 2014, there was approximately $4.0 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI and will be amortized on a straight-line basis into earnings in the next twelve months.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in AOCI by component for the nine months ended September 25, 2014 and September 26, 2013 were as follows (in millions):

	Nine Months Ended
	September 25, 2014	September 26, 2013	Income Statement Location
Balance at beginning of period	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	7.6	7.8	Amortization of terminated derivatives

Total amounts reclassified from AOCI	7.6	7.8

Net other comprehensive income	7.6	7.8

Balance at end of period	$(4.0)	$(14.1)

8.	SEGMENT REPORTING

Advertising revenue accounted for 100.0%, 94.4%, 100.0% and 93.6% of total revenue for the three and nine months ended September 25, 2014 and September 26, 2013, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs (in millions):

	Three Months Ended September 25, 2014
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$100.8	$—	$—	$100.8
Operating costs	23.5	—	4.4	27.9
Selling and marketing costs	14.4	—	0.3	14.7
Administrative and other costs	0.6	—	6.3	6.9
Depreciation and amortization	—	—	8.6	8.6
Interest and other non-operating costs	—	—	15.7	15.7

Income (loss) before income taxes	$62.3	$—	$(35.3)	$27.0

	Three Months Ended September 26, 2013
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$127.6	$7.5	$—	$135.1
Operating costs	26.6	5.4	4.9	36.9
Selling and marketing costs	14.0	0.8	0.8	15.6
Administrative and other costs	0.7	0.2	7.1	8.0
Depreciation and amortization	—	—	7.2	7.2
Interest and other non-operating costs	—	—	15.4	15.4

Income (loss) before income taxes	$86.3	$1.1	$(35.4)	$52.0

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 25, 2014
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$270.9	$—	$—	$270.9
Operating costs	70.4	—	13.4	83.8
Selling and marketing costs	42.0	—	1.8	43.8
Administrative and other costs	2.1	—	19.5	21.6
Depreciation and amortization	—	—	24.2	24.2
Interest and other non-operating costs	—	—	46.4	46.4

Income (loss) before income taxes	$156.4	$—	$(105.3)	$51.1

	Nine Months Ended September 26, 2013
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$318.2	$21.9	$—	$340.1
Operating costs	74.1	15.4	14.6	104.1
Selling and marketing costs	42.1	2.6	2.0	46.7
Administrative and other costs	1.7	0.6	21.2	23.5
Depreciation and amortization	—	—	18.8	18.8
Interest and other non-operating costs	—	—	47.9	47.9

Income (loss) before income taxes	$200.3	$3.3	$(104.5)	$99.1

The following is a summary of revenues by category (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
National advertising revenue	$62.9	$91.1	$174.0	$226.0
Local advertising revenue	28.9	25.0	68.7	60.7
Founding member advertising revenue from beverage concessionaire agreements	9.0	11.5	28.2	31.5
Fathom Consumer revenue (1)	—	7.5	—	20.8
Fathom Business revenue (1)	—	—	—	1.1

Total revenue	$100.8	$135.1	$270.9	$340.1

(1)	Fathom Events was sold on December 26, 2013 as discussed in Note 3—Related Party Transactions.

9.	SUBSEQUENT EVENT

On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. NCM, Inc. and Screenvision intend to defend their proposed merger. If NCM, Inc. is unsuccessful in its defense of the proposed merger prior to May 5, 2015 (or 90 days thereafter if extended by NCM, Inc. or Screenvision), Screenvision may be able to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay Screenvision a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in the Company, with our founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC.

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

Overview

We operate the largest digital in-theatre network in North America, for the distribution of advertising. Our revenue is principally derived from the sale of advertising through long-term ESAs with our founding members (over 22 years remaining as of September 25, 2014) and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”). Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (882 screens receive advertisements on thumb drives) and 100% of the FirstLook pre-show is projected on digital projectors (85% digital cinema projectors and 15% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at the end of the second and third month of each quarter with officers, managers and staff to discuss strategy and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business and adjust operating strategy and tactics as needed. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee, as well as our free cash flow and related financial leverage and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations.

Recent Transactions

On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by us. The Fathom Events business focused on the marketing and distribution of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. In consideration for the sale, we received a total of $25.0 million in promissory notes from our founding members (one-third from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, we entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for AC JV, LLC for nine months following closing (which ended September 25, 2014). In addition, we entered into a services agreement with a term coinciding with the digital programming ESAs, which grants AC JV, LLC advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. We have also agreed to provide creative and media production services for the same fee available to the founding members related to the marketing of their core theatrical business.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014 and Screenvision’s working capital at closing. Consummation of the Merger is subject to clearance under the HSR Act and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc. and Screenvision to approve the Merger has occurred. On November 3, 2014, the DOJ filed an antitrust lawsuit challenging the proposed merger between NCM, Inc. and Screenvision. NCM, Inc. and Screenvision intend to defend their proposed merger. Refer to Note 9 – Subsequent Event for further information.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 4, 2014 for the Company’s fiscal year ended December 26, 2013 and Item 1A of this Form 10-Q.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except margin data):

	Three Months Ended		Nine Months Ended		% Change
	Sept. 25, 2014	Sept. 26, 2013	Sept. 25, 2014	Sept. 26, 2013	Q3 2014 to Q3 2013	YTD 2014 to YTD 2013
Revenue:
Advertising	$100.8	$127.6	$270.9	$318.2	(21.0%)	(14.9%)
Fathom Events	—	7.5	—	21.9	(100.0%)	(100.0%)

Total	100.8	135.1	270.9	340.1	(25.4%)	(20.3%)
Operating expenses:
Advertising	38.5	41.3	114.5	117.9	(6.8%)	(2.9%)
Fathom Events	—	6.4	—	18.6	(100.0%)	(100.0%)
Network, administrative and unallocated costs	19.6	20.0	58.9	56.6	(2.0%)	4.1%

Total	58.1	67.7	173.4	193.1	(14.2%)	(10.2%)

Operating income	42.7	67.4	97.5	147.0	(36.6%)	(33.7%)
Non-operating expenses	15.7	15.4	46.4	47.9	1.9%	(3.1%)
Income tax expense	—	0.2	0.5	0.6	(100.0%)	(16.7%)

Net income	$27.0	$51.8	$50.6	$98.5	(47.9%)	(48.6%)

Adjusted OIBDA	$52.2	$76.7	$126.8	$172.0	(31.9%)	(26.3%)
Adjusted OIBDA margin	51.8%	56.8%	46.8%	50.6%	(5.0%)	(3.8%)
Total theatre attendance (in millions) (1)(2)	163.5	192.0	505.4	533.7	(14.8%)	(5.3%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

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

The following table reconciles net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Net income	$27.0	$51.8	$50.6	$98.5
Income tax expense	—	0.2	0.5	0.6
Interest and other non-operating costs	15.7	15.4	46.4	47.9
Depreciation and amortization	8.6	7.2	24.2	18.8

OIBDA	$51.3	$74.6	$121.7	$165.8
Share-based compensation costs (1)	0.9	2.1	5.1	6.2

Adjusted OIBDA	$52.2	$76.7	$126.8	$172.0

Total revenue	$100.8	$135.1	$270.9	$340.1
Adjusted OIBDA margin	51.8%	56.8%	46.8%	50.6%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $0.6 million, $1.3 million, $3.0 million and $3.7 million for the three and nine months ended September 25, 2014 and September 26, 2013, respectively.

Basis of Presentation

The results of operations data for the three and nine months ended September 25, 2014 and September 26, 2013 was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended September 25, 2014 and September 26, 2013

Revenue. Total revenue decreased $34.3 million, or 25.4%, from $135.1 million for the three months ended September 26, 2013 to $100.8 million for the three months ended September 25, 2014, due to a $26.8 million, or 21.0%, decrease in total advertising revenue and a $7.5 million decrease in Fathom Events revenue related to the sale of that part of our business at the end of 2013. The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013	Q3 2014 to Q3 2013
National advertising revenue	$62.9	$91.1	$(28.2)	(31.0%)
Local advertising revenue	28.9	25.0	3.9	15.6%
Founding member advertising revenue from beverage concessionaire agreements	9.0	11.5	(2.5)	(21.7%)

Total advertising revenue	100.8	127.6	(26.8)	(21.0%)
Fathom Consumer revenue	—	7.5	(7.5)	(100.0%)
Fathom Business revenue	—	—	—	0.0%

Total Fathom Events revenue	—	7.5	(7.5)	(100.0%)

Total revenue	$100.8	$135.1	$(34.3)	(25.4%)

The following table shows data on theatre attendance and revenue per attendee for the three months ended September 25, 2014 and September 26, 2013:

	Three Months Ended		% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013
National advertising revenue per attendee	$0.385	$0.474	(18.8%)
Local advertising revenue per attendee	$0.177	$0.130	36.2%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.561	$0.605	(7.3%)
Total advertising revenue per attendee	$0.617	$0.665	(7.2%)
Total theatre attendance (in millions) (1) (2)	163.5	192.0	(14.8%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $28.2 million, or 31.0%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 27.2% decrease in national advertising CPMs (excluding beverage revenue) due primarily to a soft television scatter marketplace, the increase in competition from other national video networks, including several new online and mobile advertising platforms, and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client categories that traditionally buy television and other advertising at lower CPMs. National advertising revenue also decreased due to a decline in spending by content partners and scatter spending by our previous cell phone public service announcement (“PSA”) client, which decreased $9.4 million and $5.9 million, respectively, compared to the third quarter of 2013. Further, national advertising revenue (excluding beverage revenue) declined due to a decrease in utilized impressions of 9.3% in the third quarter of 2014 compared to the third quarter of 2013. The decline in utilized impressions was due to a decline in theatre attendance of 14.8% quarter over quarter, partially offset by an increase in national inventory utilization which rose from 117.6% in the third quarter of 2013 to 125.3% in the third quarter of 2014. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

Local advertising revenue. The $3.9 million, or 15.6%, increase in local advertising revenue was driven by a 9.5% increase in the average contract volume in the third quarter of 2014, compared to the third quarter of 2013, and a 4.5% increase in contract value in the third quarter of 2014, compared to the third quarter of 2013. The increase in average contract value was driven by a $3.6 million, or 131.6%, increase in the total value of contracts over $250,000. The growth in these larger local contracts during the three months ended September 25, 2014 was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers. The increase in contract volume was driven primarily by the higher number of larger regional contracts and the improving economy that benefited smaller businesses and the continued expansion of the number of theatres in our network.

Founding member beverage revenue. The $2.5 million, or 21.7%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 16.4% decrease in founding member attendance in the third quarter of 2014, compared to the third quarter of 2013 and a 5.8% decrease in beverage revenue CPMs, which declined because the 2014 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2012.

Fathom Events revenue. Fathom Events revenue was zero for the three months ended September 25, 2014 from $7.5 million for the three months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $9.6 million, or 14.2%, from $67.7 million for the three months ended September 26, 2013 to $58.1 million for the three months ended September 25, 2014. The following table shows the changes in operating expense for the three months ended September 25, 2014 and September 26, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013	Q3 2014 to Q3 2013
Advertising operating costs	$6.5	$7.9	$(1.4)	(17.7%)
Fathom Events operating costs	—	5.4	(5.4)	(100.0%)
Network costs	4.4	4.9	(0.5)	(10.2%)
Theatre access fees—founding members	17.0	18.7	(1.7)	(9.1%)
Selling and marketing costs	14.7	15.6	(0.9)	(5.8%)
Administrative and other costs	4.8	5.3	(0.5)	(9.4%)
Administrative fee—managing member	2.1	2.7	(0.6)	(22.2%)
Depreciation and amortization	8.6	7.2	1.4	19.4%

Total operating expenses	$58.1	$67.7	$(9.6)	(14.2%)

Advertising operating costs. Advertising operating costs decreased $1.4 million, or 17.7%, from $7.9 million for the third quarter of 2013 to $6.5 million for the third quarter of 2014. This decrease was primarily the result of a $0.9 million decrease in affiliate advertising payments, a $0.2 million decrease in lobby production supplies and a $0.2 million decrease in onscreen production costs. The decrease in affiliate advertising payments was driven by lower total advertising revenue partially offset by an 8.6% increase in the number of average affiliate screens in the third quarter of 2014, compared to the third quarter of 2013 due to the addition of 352 affiliate screens related to newly constructed, acquired and signed affiliate theatres. Lobby production supplies and onscreen production costs decreased due to lower advertising revenue in the period.

Fathom Events operating costs. Fathom Events operating costs were zero in the three months ended September 25, 2014 from $5.4 million for the three months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $0.5 million, or 10.2%, from $4.9 million for the third quarter of 2013 to $4.4 million for the third quarter of 2014. The decrease was primarily due to a decrease in personnel expense of $0.3 million due primarily to lower share-based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) and lower benefit costs, as well as a decrease in network maintenance costs of $0.1 million.

Theatre access fees. Theatre access fees decreased $1.7 million, or 9.1%, from $18.7 million for the third quarter of 2013 to $17.0 million for the third quarter of 2014. The decrease was due to a $2.1 million decrease related to the 16.4% decrease in founding member attendance in the third quarter of 2014 compared to the third quarter of 2013, partially offset by a $0.4 million increase in theatre access fees due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased $0.3 million related to an annual 5% rate increase specified in the ESAs and $0.1 million from an increase of 1.1% in the average number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment quarter-over-quarter due primarily to acquisitions of new theatres by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $0.9 million, or 5.8%, from $15.6 million for the third quarter of 2013 to $14.7 million for the third quarter of 2014. This decrease was primarily due to a decrease of $0.4 million in personnel expense due primarily to lower salaries, bonuses and related taxes (related to lower performance against internal targets) and lower benefit costs. In addition, selling and marketing costs decreased $0.3 million due to a decline in marketing research expense.

Administrative and other costs. Administrative and other costs decreased $0.5 million, or 9.4%, from $5.3 million for the third quarter of 2013 to $4.8 million for the third quarter of 2014 due primarily to a $0.2 million decrease in personnel expense due primarily to lower share-based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) and lower benefit costs, as well as a $0.1 million decrease in legal and professional fees.

Administrative fee – managing member. Administrative fee-managing member decreased from $2.7 million for the three months ended September 26, 2013 to $2.1 million for the three months ended September 25, 2014 due primarily to a decrease in personnel expense. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 19.4%, from $7.2 million for the third quarter of 2013 to $8.6 million for the third quarter of 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily from founding member acquisitions.

Non-operating expenses. Total non-operating expenses increased $0.3 million, or 1.9%, from $15.4 million for the three months ended September 26, 2013 to $15.7 million for the three months ended September 25, 2014. The following table shows the changes in non-operating expense for the three months ended September 25, 2014 and September 26, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013	Q3 2014 to Q3 2013
Interest on borrowings	$12.7	$12.8	$(0.1)	(0.8%)
Interest income	(0.3)	—	(0.3)	100.0%
Amortization of terminated derivatives	2.6	2.6	—	0.0%
Other non-operating expense	0.7	—	0.7	100.0%

Total non-operating expenses	$15.7	$15.4	$0.3	1.9%

The increase in non-operating expense was due to an increase in other non-operating expense of $0.7 million due to severance expense for employees of the Fathom Events business that was sold at the end of 2013. In addition, interest income increased by $0.3 million due primarily to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events.

Net income. Net income decreased $24.8 million from $51.8 million for the three months ended September 26, 2013 to $27.0 million for the three months ended September 25, 2014. The decrease in net income was primarily due to a decrease in operating income of $24.7 million, as described further above.

Nine months ended September 25, 2014 and September 26, 2013

Revenue. Total revenue decreased $69.2 million, or 20.3%, from $340.1 million for the nine months ended September 26, 2013 to $270.9 million for the nine months ended September 25, 2014 due to a $47.3 million, or 14.9%, decrease in advertising revenue and $21.9 million decrease in Fathom Events revenue due to the sale of this part of our business at the end of 2013. The following is a summary of revenue by category (in millions).

	Nine Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
National advertising revenue	$174.0	$226.0	$(52.0)	(23.0%)
Local advertising revenue	68.7	60.7	8.0	13.2%
Founding member advertising revenue from beverage concessionaire agreements	28.2	31.5	(3.3)	(10.5%)

Total advertising revenue	270.9	318.2	(47.3)	(14.9%)
Fathom Consumer revenue	—	20.8	(20.8)	(100.0%)
Fathom Business revenue	—	1.1	(1.1)	(100.0%)

Total Fathom Events revenue	—	21.9	(21.9)	(100.0%)

Total revenue	$270.9	$340.1	$(69.2)	(20.3%)

The following table shows data on theatre attendance and revenue per attendee for the nine months ended September 25, 2014 and September 26, 2013:

	Nine Months Ended		% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013
National advertising revenue per attendee	$0.344	$0.423	(18.7%)
Local advertising revenue per attendee	$0.136	$0.114	19.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.480	$0.537	(10.6%)
Total advertising revenue per attendee	$0.536	$0.596	(10.1%)
Total theatre attendance (in millions) (1) (2)	505.4	533.7	(5.3%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $52.0 million, or 23.0%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 21.5% decrease in national advertising CPMs (excluding beverage revenue) due primarily to a soft television scatter market, the increase in competition from other national video networks, including several new online and mobile advertising platforms, and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs. National advertising revenue also decreased due to a decline in revenue by content partners and scatter spending by our previous cell phone PSA client, which decreased $8.9 million and $12.5 million, respectively, compared to the first nine months of 2013. Further, national advertising revenue (excluding beverage revenue) declined due to a decrease in utilized impressions of 3.2% in the first nine months of 2014 compared to the first nine months of 2013. The decline in utilized impressions was due to a decline in theatre attendance of 5.3% year-over-year, partially offset by an increase in national inventory utilization which rose from 104.9% in the nine months ended September 26, 2013 to 107.3% in the nine months ended September 25, 2014. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

Local advertising revenue. The $8.0 million, or 13.2%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 9.6% and an increase in the average contract value of 3.1% in the nine months ended September 25, 2014, compared to the nine months ended September 26, 2013. The increase in average contract value was driven primarily by an $8.3 million, or 107.2%, increase in the total value of contracts over $250,000. The growth in these larger local contracts during the nine months ended September 25, 2014 was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers and attracted several large additional regional contracts in the automotive and telecommunications industries. The increase in contract volume was driven primarily by the higher number of larger regional contracts and the improving economy that benefited smaller businesses and the continued expansion of the number of theatres in our network.

Founding member beverage revenue. The $3.3 million, or 10.5%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 4.9% decrease in founding member attendance in the nine months ended September 25, 2014, compared to the nine months ended September 26, 2013 and a 5.8% decrease in beverage revenue CPMs, which declined because the 2014 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2012.

Fathom Events revenue. Fathom Events revenue was zero for the nine months ended September 25, 2014 from $21.9 million for the nine months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $19.7 million, or 10.2%, from $193.1 million for the nine months ended September 26, 2013 to $173.4 million for the nine months ended September 25, 2014. The following table shows the changes in operating expense for the nine months ended September 25, 2014 and September 26, 2013 (in millions):

	Nine Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
Advertising operating costs	$18.1	$21.7	$(3.6)	(16.6%)
Fathom Events operating costs	—	15.4	(15.4)	(100.0%)
Network costs	13.4	14.6	(1.2)	(8.2%)
Theatre access fees—founding members	52.3	52.4	(0.1)	(0.2%)
Selling and marketing costs	43.8	46.7	(2.9)	(6.2%)
Administrative and other costs	13.7	15.3	(1.6)	(10.5%)
Administrative fee—managing member	7.9	8.2	(0.3)	(3.7%)
Depreciation and amortization	24.2	18.8	5.4	28.7%

Total operating expenses	$173.4	$193.1	$(19.7)	(10.2%)

Advertising operating costs. Advertising operating costs decreased $3.6 million, or 16.6%, from $21.7 million for the nine months ended September 26, 2013 to $18.1 million for the nine months ended September 25, 2014. This decrease was primarily the result of a $2.3 million decrease in affiliate advertising payments, a $0.5 million decrease in onscreen production costs and a $0.4 million decrease in lobby production supplies. The decrease in affiliate advertising payments was driven by lower total advertising revenue and a 2.7% decrease in the number of average affiliate screens in the nine months ended September 25, 2014, compared to the nine months ended September 26, 2013 due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of 352 affiliate screens related to newly constructed, acquired and signed affiliate theatres. Lobby production supplies and onscreen production costs decreased due to lower revenue during the period.

Fathom Events operating costs. Fathom Events operating costs were zero in the nine months ended September 25, 2014 from $15.4 million for the nine months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $1.2 million, or 8.2%, from $14.6 million for the nine months ended September 26, 2013 to $13.4 million for the nine months ended September 25, 2014. The decrease was primarily due to a decrease in personnel expense of $0.4 million due primarily to lower share-based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) lower benefit costs, as well as a decrease of $0.2 million for reimbursement of AC JV, LLC transition costs and a decrease of $0.2 million in equipment rental and network maintenance costs.

Theatre access fees. Theatre access fees decreased $0.1 million, or 0.2%, from $52.4 million for the nine months ended September 26, 2013 to $52.3 million for the nine months ended September 25, 2014. The decrease was primarily due to a $1.7 million decrease related to the 4.9% decrease in founding member attendance in the first nine months of 2014 compared to the first nine months of 2013, partially offset by a $1.6 million increase in theatre access fees due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased $0.9 million related to an annual 5% rate increase specified in the ESAs and $0.5 million from an increase of 3.7% in the average number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment year-over-year due primarily to acquisitions of new theatres by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $2.9 million, or 6.2%, from $46.7 million for the nine months ended September 26, 2013 to $43.8 million for the nine months ended September 25, 2014. This decrease was primarily due to a decrease of $1.7 million in non-cash barter expense related to timing of barter transactions, a decrease of $0.7 million in personnel expense due primarily to lower salaries, bonuses and related taxes (related to lower performance against internal targets) and lower benefit costs and a decrease of $0.3 million in certain marketing expenses.

Administrative and other costs. Administrative and other costs decreased $1.6 million, or 10.5%, from $15.3 million for the nine months ended September 26, 2013 to $13.7 million for the nine months ended September 25, 2014 due primarily to a $1.1 million decrease in personnel expense due primarily to lower share-based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) and lower benefit costs, as well as a decrease in legal and professional fees of approximately $0.2 million.

Administrative fee – managing member. Administrative fee-managing member decreased $0.3 million from $8.2 million for the nine months ended September 26, 2013 to $7.9 million for the nine months ended September 25, 2014. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $5.4 million, or 28.7%, from $18.8 million for the nine months ended September 26, 2013 to $24.2 million for the nine months ended September 25, 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily related to founding member acquisitions.

Non-operating expenses. Total non-operating expenses decreased $1.5 million, or 3.1%, from $47.9 million for the nine months ended September 26, 2013 to $46.4 million for the nine months ended September 25, 2014. The following table shows the changes in non-operating expense for the nine months ended September 25, 2014 and September 26, 2013 (in millions):

	Nine Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
Interest on borrowings	$38.8	$38.9	$(0.1)	(0.3%)
Interest income	(0.9)	—	(0.9)	100.0%
Amortization of terminated derivatives	7.6	7.8	(0.2)	(2.6%)
Other non-operating expense	0.9	1.2	(0.3)	(25.0%)

Total non-operating expenses	$46.4	$47.9	$(1.5)	(3.1%)

The decline in non-operating expense was due primarily to an increase in interest income of $0.9 million due primarily to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events. In addition, other non-operating expense decreased $0.3 million due to the absence of the write-off of debt issuance costs.

Net income. Net income decreased $47.9 million from $98.5 million for the nine months ended September 26, 2013 to $50.6 million for the nine months ended September 25, 2014. The decrease in net income was primarily due to a decrease in operating income of $49.5 million, as described further above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including increased competition related to the expansion of new online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, growth in our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and audience targeting systems that are in process. We could also benefit from the effectiveness of cinema advertising relative to other advertising mediums as consumer viewing habits shift to smaller less effective mobile devices and TV ratings and effectiveness declines due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers. The impact of these consumer and media market trends appear to have favorably impacted our national advertising projections for the fourth quarter of 2014 that are up approximately 20% versus the fourth quarter of 2013 and our upfront bookings that are currently up over 125% for the period October 1, 2014 through the end of 2015 versus the same five quarter period ending in December of 2014, including an agency buying group that is being finalized. Consistent with TV upfront bookings, a portion of our upfront commitments after Q4 2014 have cancellation options associated with them. Our future revenue growth could also be positively impacted by the expansion of our advertising network, including the proposed merger with Screenvision. During 2013 and thus far in 2014, we have added ten new affiliate theatre circuits with 491 screens and 15 million annual attendees and our founding members have added 14 theatres with 223 screens and annual attendance of approximately 10 million. The recent affiliate and founding member theatre additions will result in approximately 350 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). The additional network affiliate and founding member impressions are already integrated into our advertising sales process. These additional attendees will provide our advertising clients a better marketing product with increased advertising impressions, improved geographic coverage and better audience targeting capabilities that is expected to expand our and our theatre circuit partner’s revenue, operating income and cash flow. We also believe that the continued growth of our network strengthens our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other out-of home advertising platforms.

In 2013 and in the first nine months of 2014, we experienced a decline of 7.6% and 21.5%, respectively, compared to the prior period in national advertising CPMs (excluding beverage revenue) due primarily to the increased competition from other national video networks, including several new online and mobile advertising platforms and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs. We expect this rate of decline to lessen during the fourth quarter of 2014, as compared to the first nine months of 2014 because the trend had begun in the fourth quarter of 2013 (CPMs decreased 19% for the fourth quarter of 2013 versus the fourth quarter of 2012) due to the greater upfront demand and higher expected utilized impressions driven by a higher expected utilization percentage. While the CPM decline in the fourth quarter of 2014 is expected to be less than the second and third quarters of 2014, we expect our CPMs for 2014 to be approximately 17% to 20% below prior year. However, given the large declines for 2014, we do expect CPMs to begin to stabilize in 2015 due to the greater upfront demand.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to our founding members in 2014. Our founding members are renegotiating their agreements with their beverage supplier, which could change the amount of advertising time that is bought from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients. Through 2011, this time was priced on a CPM basis, which changed each year as specified in the ESAs. Per the ESAs, beginning in 2012, this time is priced equal to the annual percentage change in the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to show time) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us. Due to the lower CPMs that we realized in 2013, this reduced the CPM on our beverage concessionaire revenue during the first nine months of 2014 and will reduce the CPM on our beverage concessionaire revenue during the remainder of 2014. In addition, our expected lower CPMs for 2014 are expected to further reduce the CPM on our beverage concessionaire revenue during 2015.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate founding member advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of September 25, 2014 and September 26, 2013, approximately 88.2% and 86.2%, respectively, of our founding member network screens were showing advertising on digital cinema projectors.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision as described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview. Consummation of the Merger is subject to clearance under the HSR Act, as well, as other customary closing conditions. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. NCM, Inc. and Screenvision intend to defend their proposed merger. If prior to May 5, 2015 (or 90 days thereafter if extended by NCM, Inc. or Screenvision), certain conditions related to the HSR process are not fulfilled, the Merger is prohibited by law or a final non-appealable government order, or if NCM, Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in the Company, with our founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to NCM, Inc. up to a maximum of $28.8 million (including the $10 million). If the Merger is not completed and NCM, Inc. is required to pay the termination fee, our financial results would be adversely affected.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt. As a result of these financing transactions, we extended the average maturities of our debt by over six years. The average remaining maturity is 6.5 years as of September 25, 2014. As of September 25, 2014, approximately 67% of our total borrowings bear interest at fixed rates. The remaining 33% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 4—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information.

Trends Related to Ownership

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2014, NCM LLC issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2013. Of these units, 432,646 related to theatre acquisitions and 655,265 related to new theatres constructed, net of closures. NCM LLC recorded a net intangible asset of approximately $16.4 million during the first quarter of 2014 as a result of the annual Common Unit Adjustment. The common unit adjustment for the first quarter of 2014 was lower than the adjustment for the first quarter of 2013 primarily due to the fact that the founding members opened fewer net new theatres but two of the founding members made large acquisitions that exceeded the two percent of attendance threshold requiring NCM LLC to make a special common unit adjustment.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 25, 2014	December 26, 2013	September 26, 2013	Q3 2014 to YE 2013	Q3 2014 to Q3 2013
Cash and cash equivalents	$13.0	$13.3	$22.7	$(0.3)	$(9.7)
Revolver availability (1)	124.0	104.0	110.0	20.0	14.0

Total liquidity	$137.0	$117.3	$132.7	$19.7	$4.3

(1)	The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total availability under the revolving credit facility is $149.0 million. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather that portion of the revolving credit facility will be paid in full, along with any accrued and unpaid fees and interest, on the maturity date of December 31, 2014.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 25, 2014	September 26, 2013
Operating cash flow	$106.0	$126.8
Investing cash flow	$(9.9)	$(16.8)
Financing cash flow	$(96.4)	$(97.7)

•	Operating Activities. The $20.8 million decrease in cash provided by operating activities for the nine months ended September 25, 2014 versus the nine months ended September 26, 2013 was due primarily to an $47.9 million decrease in net income and a $4.7 million decrease in the change in amounts due to the founding members and managing member, partially offset by an $33.0 million increase in accounts receivable period over period primarily from the timing of revenue and collections in the period.

•	Investing Activities. The $6.9 million decrease in cash used in investing activities for the nine months ended September 25, 2014 compared to the nine months ended September 26, 2013 was due to a decrease of $5.9 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements and a decrease of $1.0 million of purchases of property, plant and equipment.

•	Financing Activities. The $1.3 million decrease in cash used in financing activities during the nine months ended September 25, 2014 compared to the nine months ended September 26, 2013 was due primarily to a decrease in the consideration received by NCM, Inc. for the exercise of options or vesting of shares of $7.1 million, partially offset by a decrease in distributions to NCM LLC’s founding members of $5.3 million.

Sources of Capital and Capital Requirements

NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our “available cash”, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 25, 2014 (which will be made during the fourth quarter of 2014) was approximately $40.3 million.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 26, 2013 and incorporated by reference herein. As of September 25, 2014, there were no significant changes in those critical accounting policies.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. The Company does not expect that the application of ASU 2014-15 will have an impact on the unaudited Condensed Financial Statements or notes thereto.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the nine months ended September 25, 2014.

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

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of September 25, 2014, the only interest rate risk that we are exposed to is related to our $149.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $25.0 million revolving credit balance and $270.0 million term loan outstanding as of September 25, 2014. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of September 25, 2014, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 25, 2014 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 25, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 3, 2014, the DOJ filed, in the U.S. district court for the Southern District of New York, an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The Company is named as a co-defendant. The DOJ claims that the proposed merger would eliminate competition in the market for preshow services and eliminate competition between NCM, Inc. and Screenvision for advertisers. NCM, Inc. and Screenvision intend to defend their proposed merger.

In addition, we are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 4, 2014 for the fiscal year ended December 26, 2013, except as noted below.

On May 5, 2014, NCM, Inc., Screenvision and certain of their affiliates entered into the Merger Agreement, as described in Note 1 – The Company to the unaudited Condensed Financial Statements in this Form 10-Q. As previously disclosed, if NCM, Inc. merges with Screenvision, it may contribute Screenvision’s assets to the Company. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision (the “DOJ Action”), as described in Note 9 – Subsequent Event to the unaudited Condensed Financial Statements in this Form 10-Q.

The DOJ Action has delayed, and could ultimately prevent, the consummation of the Merger.

The filing of the DOJ Action has delayed, and, if NCM, Inc. and Screenvision are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. There can be no assurance that NCM, Inc. will be successful in defending against or settling the DOJ Action or that the Merger will be consummated by any particular time, if at all.

In addition, even if NCM, Inc. enters into a settlement with respect to the DOJ Action, there can be no assurance that it will not be required to agree to terms, conditions, requirements, limitations, costs or restrictions that could further delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we presently anticipate to realize following the Merger. We cannot provide any assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the Merger.

Delays in completing the Merger have delayed, and could continue to delay, the benefits expected to be achieved thereunder.

The need to satisfy conditions and obtain consents, clearances and approvals for the Merger, as well as the pendency of the DOJ Action, have delayed, and could continue to delay, the consummation of the Merger for a significant period of time or prevent it from occurring. Even if ultimately consummated, the delay in the consummation of the Merger could cause the combined company to be delayed or limited in realizing some of the synergies and other benefits that the parties anticipated had the Merger been successfully completed within its originally expected time frame.

If we are unsuccessful in our defense of the Merger, NCM, Inc. may be required to make a termination payment of $28.8 million, for which NCM LLC would indemnify and bear a pro rata portion of this fee, which could adversely impact NCM LLC’s liquidity and financial condition.

The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement upon the material breach of covenants or representations by the other. Furthermore, if NCM, Inc. is unsuccessful in its defense of the Merger with the DOJ, Screenvision may have the right to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay Screenvision a termination fee of $28.8 million. NCM LLC will bear a pro rata portion of this fee based on the aggregate ownership percentages of the founding member theatre circuits in NCM LLC. Failure to consummate the Merger also may result in negative market reactions.

A continued delay or a failure to ultimately consummate the Merger could materially and adversely affect our future business, financial condition, results of operations and prospects.

If the Merger is further delayed or is not completed, our ongoing business may be materially and adversely affected, and we will be subject to several risks, including the following:

•	NCM, Inc. may be required to pay a termination fee of $28.8 million under certain circumstances provided in the Merger Agreement, for which NCM LLC would indemnify and bear a pro rata portion of this fee;

•	NCM, Inc. will be required to pay substantial out-of-pocket costs relating to the Merger, whether or not it is consummated, such as legal, defense, accounting, and financial adviser fees; and

•	our management will have focused its attention on preparing for and defending the Merger instead of on pursuing other opportunities that could have been beneficial to us.

If the Merger is not completed or is further delayed, there can be no assurance that these risks will not materialize and will not materially and adversely affect the Company’s business, financial condition, results of operations and prospects.

The pending Merger, the DOJ Action and the current pre-merger integration planning efforts may divert resources from our management’s day-to-day operations and ongoing efforts related to other strategies and initiatives.

The pending Merger, the DOJ Action and our current pre-merger integration planning efforts may divert our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives. The diversion of management attention from ongoing business operations and strategic efforts could result in performance shortfalls, which could adversely impact NCM LLC’s business and operations.

The integration of the businesses of the Company and Screenvision may be more difficult, costly or time consuming than expected, and the Merger may not result in any or all of the anticipated benefits, including cost synergies.

Although under no obligation to do so, following the Merger, NCM, Inc. may contribute the Screenvision business to NCM LLC. The success of combining Screenvision’s business with the Company, including the realization of the anticipated benefits, will depend, in part, on the ability of the combined company to successfully integrate the two businesses. Failure to effectively integrate the businesses could adversely impact the expected benefits of the Merger, including cost synergies stemming from overlapping sales, operating and general and administrative functions that NCM, Inc. has estimated could aggregate $30 million per year and the increase in revenue related to the improvement in our advertising product and competitive positioning of the Company within the broader video advertising marketplace. The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate the Company’s and Screenvision’s business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

Furthermore, we may encounter additional challenges, difficulties and costs, including those related to, without limitation, managing a larger combined company; consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing advertisers and customers; unanticipated issues in integrating our networks and information technology, communications and other systems; and unforeseen and unexpected liabilities related to the Merger or Screenvision’s business. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.

NCM LLC may incur significant additional indebtedness if the Screenvision business is contributed to us, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

As described in Note 5 – Borrowings, in contemplation of the Merger with Screenvision, NCM, Inc. entered into a Commitment Letter for a $250 million term loan with certain existing NCM LLC revolving credit facility lenders to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the Merger. The Company also amended its senior secured credit facility in the event that NCM, Inc. contributes Screenvision assets and NCM, Inc. debt to NCM LLC. Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities. Additionally, if we do not achieve the expected benefits and cost savings from the Merger with Screenvision, or if the financial performance of NCM, Inc., as the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted. Our credit ratings may also be impacted as a result of the incurrence of additional acquisition-related indebtedness.

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

NATIONAL CINEMEDIA, LLC

(Registrant)

		By:	National CineMedia, Inc., its manager

Date:	November 5, 2014	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2014	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2014	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)