Form 10-K
period 2015-01-01
National CineMedia, LLC
filed 2015-03-10
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 6, 2015, the registrant had 128,294,505 common membership units outstanding (excludes restricted shares which have vested and stock options which have been exercised subsequent to January 1, 2015). The common membership units are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of National CineMedia, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015 and National CineMedia, Inc.’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of January 1, 2015 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions

In this document, unless the context otherwise requires:

•	“NCM LLC” “the Company,” “we,” “us,” or “our” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005.

•	“NCM, Inc.” refers to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiaries National CineMedia, LLC, Acquiror Sub 1, LLC and Acquiror Sub 2, LLC which acquired an interest in, and became a member and the sole manager of NCM LLC, upon completion of its initial public offering, or “IPO,” which closed on February 13, 2007.

•	“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes ICON Theatres and American Multi-Cinema, Inc., which is a party to an ESA with NCM LLC.

•	“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which is a party to an ESA with NCM LLC.

•	“Regal” refers to Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which is a party to an ESA with NCM LLC.

•	“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of our founding members upon completion of NCM, Inc.’s IPO which were further amended and restated on December 26, 2013 in connection with the sale of the Fathom Events business.

•	“Founding members” refers to AMC, Cinemark and Regal.

•	“OIBDA” refers to net income plus income tax expense, interest and other non-operating costs and depreciation and amortization expense.

•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs.

•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, some of the information in this Form 10-K includes “forward-looking statements.” All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “can,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

Risks Related to Our Business and Industry

•	Significant declines in theatre attendance;

•	competition within the overall advertising industry;

•	not maintaining our technological advantage;

•	national, regional and local economic conditions;

•	the loss of any major content partner or advertising customer;

•	our plans for developing additional revenue opportunities may not be implemented and may not be achieved;

•	failure to effectively manage or continue our growth;

•	our inability to retain or replace our senior management;

•	changes to relationships with our founding members;

•	failures or disruptions in our technology systems;

•	infringement of our technology on intellectual property rights owned by others;

•	the content we distribute and user information we collect and maintain through our in-theatre, online or mobile services may expose us to liability;

•	changes in regulations relating to the Internet or other areas of our online or mobile services;

•	our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable;

Risks Related to Our Corporate Structure

•	risks and uncertainties relating to our significant indebtedness and investments, including the availability and adequacy of cash flows to meet our debt service requirements and any other indebtedness that we may incur in the future;

•	our founding members or their affiliates may have interests that differ from those of us or NCM, Inc.’s public stockholders and they may be able to influence our affairs, compete with us or benefit from corporate opportunities that might otherwise be available to us;

•	if NCM, Inc. or our founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted; and

•	other factors described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.

On November 3, 2014, the Department of Justice (the “DOJ”) filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc., Screenvision and certain of their affiliates (the “DOJ Action”). Additional risk factors related to the proposed merger and DOJ Action include the following:

•	the DOJ Action has delayed, and could ultimately prevent, the consummation of the merger;

•	delays in completing the merger have delayed, and could continue to delay, the benefits expected to be achieved thereunder;

•	if the Company is unsuccessful in its defense of the merger or the Merger Agreement terminates, NCM, Inc. may be required to make a termination payment of $28.8 million, for which NCM LLC would indemnify, which could adversely impact NCM LLC’s liquidity and financial condition;

•	a continued delay or failure to ultimately consummate the merger could materially and adversely affect our future business, financial condition, results of operations and prospects;

•	the pending merger, the DOJ Action and defense thereof and our current pre-merger integration planning efforts may divert resources from our management’s day-to-day operations and ongoing efforts related to other strategies and initiatives;

•	the integration of the businesses of NCM LLC and Screenvision may be more difficult, costly or time consuming than expected, and the merger may not result in any or all of the anticipated benefits, including the $30 million of estimated cost synergies; and

•	NCM LLC may incur significant additional indebtedness if the Screenvision business is contributed to us, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

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

PART I

Item 1. Business

The Company

NCM LLC was organized on March 29, 2005 and began operations on April 5, 2005. NCM, Inc. is a holding company that manages its consolidated subsidiaries, including NCM LLC and held 45.8% of the common membership units in NCM LLC as of January 1, 2015. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 54.2% of NCM LLC’s common membership units.

We have long-term ESAs with our founding members (over 22 years remaining as of January 1, 2015) and multi-year agreements with certain third-party theatre circuits, referred to in this document as “network affiliates,” which expire at various dates between October 31, 2015 and July 22, 2031. The ESAs and network affiliate agreements grant us exclusive rights in their theatres to sell advertising, subject to limited exceptions.

On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”) for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014, which resulted in no adjustment and is subject to adjustment based upon Screenvision’s positive working capital at closing up to a maximum of $10 million. On November 3, 2014, the DOJ filed the DOJ Action. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Description of Business

Overview

We operate the largest digital in-theatre media network in North America, through which we sell in-theatre and online advertising and promotions. Our advertising and entertainment pre-show called “FirstLook”, lobby entertainment network (“LEN”) and programming are distributed across our digital content network (“DCN”) utilizing our proprietary digital content software (“DCS”).

We currently derive revenue principally from the sale of advertising to national, regional and local businesses within several versions of FirstLook, which we distribute to theatre screens in our digital network. We also sell advertising programming on our LEN and other forms of advertising and promotions in theatre lobbies and across our online network and a mobile app called Movie Night Out®.

We believe that the reach, digital delivery and projection capabilities of our network provides an effective platform for national, regional and local advertisers to reach a large, young and affluent audience on a targeted, engaging and measurable basis. During 2014, over 700 million patrons attended movies shown in theatres in which we currently have exclusive cinema advertising agreements in place. A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of January 1, 2015)

	Advertising Network
	Theatres	Total Screens (1)	% of Total
Founding Members	1,233	16,497	82.0%
Network Affiliates	367	3,612	18.0%

Total	1,600	20,109	100.0%

(1)	100% of the FirstLook pre-show is projected on digital projectors (82% digital cinema projectors and 18% LCD projectors), and approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN, with the remainder delivered on USB drives.

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national, regional and local advertising, as well as, behind the scenes “making-of” and other entertainment content provided by our content partners and other clients. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions that include promotional materials for our theatre partners, entertainment content and national and regional advertisements that are targeted towards movie ratings, specific films, or groups of films related to specific film genres and local and regional advertisements that play in specific theatre markets or geographic regions. The FirstLook pre-shows are customized with the branding of certain of the theatre circuits in which the programming plays. Since 2010, we have the capability to deliver three-dimensional (“3-D”) advertising campaigns within a 3-D version of the FirstLook program prior to 3-D films.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media, entertainment and technology companies (“content partners”). Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally for terms of two years) to buy a portion of our advertising inventory at a specified cost per thousand (“CPM”). The original content produced by these content partners typically features behind-the-scenes interviews about the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products. Our agreement with a major wireless communications company to exhibit a cell phone courtesy public service announcement (“PSA”) expired during the second half of 2013 and was replaced by a two-year agreement with an insurance company to exhibit a PSA, as well as, another two-year agreement signed in early 2014 with a candy company. We also have a long-term agreement to display advertising of our founding members’ beverage supplier.

Advertising is sold on a CPM basis to national clients, while local and regional advertising is sold on a per-screen, per-week basis. While we generally sell our national advertising units across our national network by film rating or groups of ratings, we also have the ability to sell portions of our network by individual film or film genre grouping. This offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which expands the number of potential clients.

FirstLook was created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating national, regional and local video advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA® or geographic region. Segment two and segment one run closest to the advertised show time and feature primarily national and regional advertisements, which are generally 30 or 60 seconds, including an advertisement at the end of segment one for the circuits’ beverage supplier. Segment two and segment one begin approximately 13 minutes and 8 minutes, respectively, before the advertised show time. Segment three, segment two and segment one include a two and one-half minute entertainment content segment provided primarily by our content partners. Beginning in 2015, approximately half of our content partners will provide two minute entertainment content segments, while the remainder will continue to provide two and one-half minute segments. In 2016, we expect all of our content partners to provide two minute segments. In total, this change in the content segment length to two minutes will provide an additional 90 seconds of inventory for us to sell during the FirstLook pre-show.

In 2010, we began selling 3-D advertising that runs prior to select 3-D films. The 3-D advertisements are placed at the end of the FirstLook pre-show, after a message for patrons to put on 3-D glasses. These 3-D advertisements provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily to a fewer number of 3-D advertisements and improved recall (based on third-party research) associated with those 3-D advertisements. In order to provide a better experience, theatre patrons are prompted to put their glasses on prior to the 3-D portion of FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3-D feature film.

As of January 1, 2015, approximately 96% of our total screens are part of our DCN, representing approximately 97% of our total network attendance. As of January 1, 2015, 16,476, or 82%, of 20,109 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The 858 screens not connected to our DCN display national and regional advertisements on digital projectors through the distribution of the advertising content on USB drives that are shipped to the theatres via overnight delivery services.

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

Our goal in creating FirstLook as a branded entertainment program was to create a new “first release window” for advertising into the marketplace, similar to the way films are released first in cinemas. To that end, we encourage advertisers to provide us with advertisements before they are shown on other media platforms, different versions of those advertisements, or original content that is specifically created for cinema. The several versions of the FirstLook are produced by our internal creative staff, including pre- and post-production services that we offer to our clients (primarily local clients), for a fee. These high quality internal production capabilities provide the timing flexibility and cost efficiency required to produce and display the many version of our high quality FirstLook pre-show.

The FirstLook program also includes time slots for our founding member and network affiliates to advertise various activities associated with the operations of the theatres, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service or products sold in the theatre. This time is provided by us to the theatre operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 12 minutes of show time, and the remainder placed at our discretion.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2014, we sold 60 seconds to our founding members. Through 2011, this time was priced on a CPM basis, which increased each year as specified in the ESA. Per the ESA, beginning in 2012, the CPM change equaled the prior year annual percentage change in the advertising CPM charged by us to unaffiliated third parties during the last few minutes of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us. In December 2014, we were notified by one of our founding members that beginning in July 2015, they will reduce their beverage advertising from 60 seconds to 30 seconds to accommodate a six-month test of other in-theatre marketing activities by their beverage supplier. During the six-month test, we will have the right to sell the 30 second unit to other clients. We expect this decrease to result in a reduction in beverage revenue of approximately $2.8 million in the third and fourth quarters of 2015, however, we believe that some or all of this revenue may be replaced through the sale of advertising to other brands who will find this premium inventory attractive.

The arrangements with our founding members relating to on-screen advertising for their beverage concessionaires, the agreements with our content partners and the PSAs represented approximately $132.6 million, or approximately 34%, of our total revenue for the year ended January 1, 2015.

Lobby Network and Promotions

Lobby Entertainment Network (LEN). Our LEN is a network of video screens strategically located throughout the lobbies of all of our digitally equipped founding members’ theatres and the majority of our network affiliate theatres. As of January 1, 2015, our LEN had 3,062 screens in 1,475 theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theatre and the same program is displayed simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for our founding members’ advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to our founding members at no cost and one minute of which our founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call “strategic programs”.

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

Under the terms of the ESAs, our founding members may conduct a limited number of lobby promotions at no charge in connection with strategic programs that promote motion pictures; however, such activities will not reduce the lobby promotions inventory available to us.

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

Branded Entertainment Websites and Mobile Applications

We have a business website, ncm.com and two consumer facing websites, firstlookonline.com and movienightout.com and a mobile app called Movie Night Out. In May 2014, we signed a service agreement with Shazam Media Services, Inc. (“Shazam”) to allow movie-goers to explore and engage with the FirstLook pre-show content on their mobile device using the Shazam app and began to phase out the FirstLookSync mobile app. In addition to allowing our advertising clients to engage the theatre audience by connecting their on-screen advertisements to their smartphones, the Shazam app allows our theatre partners to engage directly with their patrons to market online tickets, upcoming films and concession products. This unique marketing tool will also allow our advertising clients and network affiliates to distribute coupons and other value-added elements. Our consumer facing websites and the Shazam mobile app extend the reach of our FirstLook pre-show to online and mobile consumers and provide an opportunity to create a unique integrated bundle of marketing products for our clients. We also have an online advertising network through selling and marketing relationships with several movie and entertainment related online websites and mobile app publishers. We are developing and operating our websites and mobile app through our existing media production and technology group and selling the advertising on our advertising network through a small digital sales group and through our existing national and local sales organizations. As these online and mobile activities are supported primarily through our existing staff and infrastructure, we believe that digital revenue and additional in-theatre integrated marketing packages can be developed with limited incremental investment and operating costs. We have employed several marketing strategies to attract patrons to our websites and promote the download and usage of our Movie Night Out app and Shazam’s app including placing advertisements within our FirstLook pre-show. As of January 1, 2015, our online advertising network included 33 entertainment websites (including our 100% owned sites), with approximately 43 million unique visitors monthly. This vertically integrated online advertising network provides advertisers the ability to target online entertainment consumers while providing publishers a way to benefit from our sales infrastructure and the integration and bundling with our in-theatre network.

Sales and Marketing

We sell our in-theatre and online advertising products and event sponsorships through our national, local and regional sales teams. We market our advertising products through our marketing group located primarily in our New York City sales office.

As of January 1, 2015, we had 31 advertising sales and client development related personnel (including management and sales support staff) within our national sales group. During 2014, approximately 34.6% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain team sales targets in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of 112 screens per representative. Their responsibility is to sell cinema advertising to local clients as well as larger regional advertisers. During 2014, approximately 75.8% of the compensation for local sales staff was based on an individual sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. As of January 1, 2015, we had 179 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local advertising revenue by expanding our network and the number of clients and client industries through sales outreach and several marketing tactics, including the expansion and improvement of research provided to clients and the addition of client and business development sales executives. We aggressively market and sell directly to clients as well as advertising agencies, including our participation, beginning in 2012, in the television “upfront” advertising selling process, which includes a presentation in New York City during the “TV Upfront” week to advertising agencies and clients. We also on occasion place advertising in national trade publications, and commission third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. In addition, based on the success of our 2014 upfront campaign whereby, going into 2015, upfront commitments for the period October 1, 2014 through the end of 2015 increased approximately 100% compared to the same period in the prior year, we believe that we are capturing additional market share from traditional advertising media platforms such as broadcast and cable television, by establishing cinema advertising as a more accountable and effective advertising medium relative to other media that has not been impacted by the proliferation of the use of digital video recorders (“DVRs”) to record television programming. As of January 1, 2015, we had 35 personnel based primarily in New York that focus on the marketing, research and public relations aspects of our advertising business.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the consistent image and sound quality of the FirstLook pre-show that is distributed over our network, creating the highest possible cinema quality presentation for FirstLook, LEN presentations and all of our other in-theatre marketing products. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show and our internet sites and mobile app has been instrumental in our ability to provide a better experience for the theatre patron, to enhance our ability to attract and retain our on-screen advertising clients and build and retain relationships with network affiliates. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, or as part of their advertising commitment, including audio enhancements, color correction and noise reduction. Our expertise in cinematic production and our ability to tailor advertisements developed for television, online or mobile to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television, online or mobile, thus optimizing their original investment to the big-screen presentation. We also offer creative and production services to our clients (primarily local clients), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising and ensures a higher quality presentation for cinema patrons. During 2014, we produced and performed post-production services for approximately 52% of the local advertisements that played across our networks. Our founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary DCS and various digital network technologies to deliver a high quality cinema advertising pre-show to our network theatres. These technologies facilitate the delivery of a high-quality entertainment experience and provide advertising clients a lower cost and more programming flexibility. Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various demographic groups by location, film rating or film title and measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ a satellite network to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network, distributes our FirstLook content to 20,109 screens, 1,600 theatres and approximately 3.6 million seats, representing 97% of the total attendance of our advertising network as of January 1, 2015. Approximately 82% of our network is equipped with digital cinema projectors and 18% with LCD projectors.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to theatres. For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to specific screens, theatres or groups of screens or theatres throughout our DCN. Our digital content system operated in our network operations center (“NOC”) in our Centennial, Colorado headquarters (near Denver), combined with in-theatre systems that are connected to the Alternative Content Engine (“ACE”) are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums. The integrated DCN (including the DCS software) is controlled by our NOC which supports and monitors approximately 91,000 network hardware devices and approximately 562,000 maintenance alarm technology points on the LEN network as of January 1, 2015.

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

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior National Advertising Network

We believe that our national advertising network delivers measurable results versus television, online and mobile or other video advertising networks that we compete against, by allowing for targeting of marketing messages primarily based on the film title or rating to a large, young and affluent audience, yielding a competitive return on investment for advertisers as compared to traditional national and local media platforms. As a result, we are able to compete effectively for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertisers and agencies throughout the U.S. The following are the key competitive strengths of our advertising network:

•	Extensive National Market Coverage. Our contractual agreements with our founding members and network affiliates provide long-term exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising to a large percentage of the U.S. markets that are part of our advertising network. As of January 1, 2015:

•	our advertising network consisted of 20,109 screens that were 100% digital (16,497 operated by our founding members) located in 1,600 theatres (1,233 operated by our founding members) in 48 states and the District of Columbia;

•	the total annual advertising network theatre attendance was approximately 688.2 million (588.7 million from our founding members), which decreased 1.6% compared to 2013. Our network represented approximately 58% of the total U.S. theatre attendance, with some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen;

•	the average screens per theatre in our network was 12.6 screens, 1.8 times the U.S. theatre industry average, and the aggregate annual attendance per screen of theatres included in our network during 2014 was 34,223, versus the U.S. theatre industry average attendance per indoor screen of 32,451, using metrics reported by the National Association of Theatre Owners (“NATO”);

•	our advertising network had theatres in most of the largest U.S. markets, including each of the top 25 DMAs®, 49 of the top 50 DMAs®, and 183 DMAs® in total;

•	approximately 73% of our screens (72% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (37% of our attendance) were located within the top 10 U.S. DMAs®;

•	theatres within our advertising network represented approximately 70%, 68%, and 66% of the total theatre attendance in theatres that showed national advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 62% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis; and

•	approximately 82% of our network screens and approximately 89% of our founding member screens were connected to higher quality digital cinema projectors that will further improve the on-screen presentation for advertisers and allow us to display 3-D advertising in most of our network theatres.

We plan to continue to expand our network through the addition of new network affiliates and theatres built or acquired by our founding members and existing network affiliates. Under the terms of the ESAs and common unit adjustment agreement with our founding members and our network affiliate agreements, all new theatres built or acquired (subject to existing advertising sales agreements) by our founding members or network affiliates will become part of our network. Since NCM Inc.’s February 2007 IPO, our founding members have added approximately 3,900 net new screens and 39 network affiliates have been added to our network with approximately 2,700 screens. NCM, Inc. has also entered into the Merger Agreement, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, with Screenvision. If NCM, Inc. is able to complete the proposed merger, it will further expand our market coverage and impression base. This expansion will continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums, including television, online and mobile video advertising platforms. Since late 2012, our founding members have acquired 109 theatres (with 1,437 screens). These acquisitions expanded our network by 12 theatres (192 screens) as 97 theatres (with 1,245 screens) were operated by existing network affiliate theatre circuits. In addition, 14 acquired theatres with 223 screens will join our network when their advertising agreement with a competitor expires in November 2018. In addition, an acquisition by one of our network affiliates expanded our network by 17 theatres (144 screens) in July 2014.

During 2014 and thus far in 2015, we have entered into agreements with seven new affiliate theatre circuits with 406 screens. In total, these affiliate additions are expected to add approximately 15 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 216 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). One of these affiliates, with 142 screens and approximately 7 million attendees, will become a part of our network in January 2016. The additional attendees will provide our advertising clients a better marketing product with increased advertising impressions, improved geographic coverage and better audience targeting capabilities that is expected to expand our and our theatre circuit partner’s revenue, operating income and cash flow. We also believe that the continued growth of our market coverage ubiquity and overall number of impressions will strengthen our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other out-of home advertising platforms.

•	Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility to distribute content to specific theatres or screens, geographic regions, or demographic groups based on film title, film rating category or film genre. As a result, our clients can deliver an advertising message to a desired demographic group of movie-goers, using high quality sight, sound and motion to specific groups of screens across our entire national digital network. Further, with upgrades to our distribution technology and operating processes in early 2014, we can provide distribution lead times that are comparable to television and reduce our advertising clients’ operating costs, enabling us to respond quickly to client requests to change advertising content.

•	Access to a Highly Attractive Demographic Segment. NCM offers advertisers the ability to reach highly coveted audience segments: young, affluent, and educated. According to Nielsen Cinema Audience Reports for the first half of 2014, 47% of the NCM audience was between the ages of 12-34. Further, 36% of NCM moviegoers have a household income greater than $100,000 (versus 26% of the general population) and 38% have received a Bachelor’s degree or higher (versus 28% of the general population) according to the 2014 Doublebase GfK MRI Study. In conclusion, NCM provides a far more effective environment than most traditional media platforms for targeting such highly desired demographic groups.

•	Engaged Theatre Audience. We believe that cinema advertising benefits from the impact of the big screen, high quality visual presentation, and digital surround sound presented in an engaged, distraction-free theatre environment. Cinema advertising is one of the few advertising mediums where the ability to skip or turn off the marketing messages is limited. According to industry studies, theatre advertising is more effective than advertising shown on television as measured by unaided recall rates. We believe that the impact of our on-screen advertising (representing 94% of our total advertising revenue) presentation will be further enhanced by the new high quality digital cinema equipment that has been installed in our network theatres.

•	Superior Audience Measurability. We receive monthly attendance information by film, by rating and by screen for all of our founding member theatres and the theatres operated by our network affiliates, which allows us to report to clients the audience size for each showing of a film and our pre-show. We also obtain third-party research that provides us with the percentage of the total attendance that is in their seats at various times prior to the advertised show time. We believe that the sharing of this information with our national clients gives us a distinct competitive advantage over traditional media platforms that are based on significant extrapolations of a very small sample of the total audience.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure make our network efficient and scalable and allow us to target specific audiences based primarily on film title and rating desired by our advertising clients and provide scheduling timing flexibility that is similar to advertising on television. Our proprietary DCS provides many distribution, scheduling, reporting and auditing features. We currently playback nearly 4 million digital content files per day through our DCS. Our DCS also provides the ability to program advertisements from our NOC as required by advertising clients, which shortens lead times and provides increased flexibility to change messages or target specific audiences for our advertising clients.

As of January 1, 2015, our advertising network of 20,109 screens was 100% digital. In 2010, we began to connect our DCN to the higher quality digital cinema projectors being installed by our founding members and network affiliates. These digital cinema projectors provide a much higher quality 2-D image and the ability to project 3-D advertising on screens that are equipped with 3-D playback technology.

Our NOC, DCS and other network software also provide us with the capability to directly monitor approximately 91,000 in-theatre network devices and approximately 562,000 maintenance alarm technology points within our theatre network on a near real-time 24/7 basis as of January 1, 2015, providing high network reliability and timely reporting as required by our advertising clients. The scalability of our NOC and distribution technology has allowed us to increase the number of devices and alarm points with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theatres from our founding members, our existing network affiliate relationships and the addition of new network affiliate circuits (including those resulting from the proposed Screenvision merger). In select theatres, we have installed a device that we created to monitor sound levels in theatre auditoriums and report any variations from pre-set standards to our NOC. This provides us with an additional value proposition for our advertising clients versus television, online, mobile and other competing national media networks.

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

Our relationships with our content partners and cell phone courtesy PSA sponsors under exclusive multi-year contractual agreements provide high quality entertainment content that is dispersed throughout the show. The multi-year contracts with our content partners, our cell phone courtesy PSA sponsors, and arrangements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires provide a significant upfront revenue commitment, accounting for approximately 34% of our total revenue for the year ended January 1, 2015. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons as well as the effectiveness of the advertising message.

Integrated Marketing Products

Along with our on-screen advertising opportunities, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various online and mobile marketing and in-lobby marketing.

•	Our online and mobile marketing products include advertisement placement on our firstlookonline.com and movienightout.com websites and on our Movie Night Out mobile app, and Shazam’s app, as well as, throughout websites that are part of our online advertising network that as of January 1, 2015 includes 33 entertainment websites (including our 100% owned sites) with approximately 43 million monthly unique visitors.

•	Our in-lobby marketing programs include advertisements displayed on our LEN high-definition television screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. According to a Nielsen survey of moviegoers for 2014, movie patrons spend, on average, approximately 12 minutes in the theatre lobby (before, during and after the last movie that they viewed in the theatre).

•	Our creative personnel and our marketing team assist advertisers in creating entertaining, fully integrated online and cinema marketing campaigns with maximum impact.

Exposing patrons to an integrated marketing campaign of online, mobile, in-lobby and on-screen advertising creates a consistent marketing message through multiple touch points during the entire movie-going experience. The marketing interaction for our clients begins when consumers choose a film or event online or on mobile devices and continues through the subsequent entertainment experience in the theatre, lobbies, and through marketing pre-shows prior to the feature film and extends beyond the theatre experience through subsequent online/mobile interaction. We believe these multiple marketing impressions through the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 49% to 52% over the last five years. Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and the reconciliation to net income. In addition, our founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theatres including the recent deployment of the higher quality digital cinema equipment. Due to the network equipment investments made by our founding members and network affiliates (in some cases through the DCIP digital cinema implementation joint venture) in new and acquired theatres and the requirements in the ESAs for our founding members to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. If the proposed merger is completed, then we do expect additional capital investments would be required to certain theatres within Screenvision’s network. The combination of our strong operating margins and our low capital expenditures, ranging from approximately 2% to 3% of revenues over the last five years, has allowed us to generate significant unlevered free cash flow (defined as operating income or loss before depreciation and amortization expense and share-based compensation costs and minus capital expenditures) before distributions to our owners. For the year ended January 1, 2015, our capital expenditures were $8.8 million, of which $1.6 million primarily related to investments in network equipment to add new network affiliate theatres and to make improvements to our inventory management and other systems required to efficiently run and expand our business. We believe our expected level of unlevered free cash flow generation should provide us with the strategic and financial flexibility to pursue the further expansion of our national theatre network, invest in other growth opportunities and continue to make dividend payments to our stockholders.

Our Strategy

We believe that the digital evolution of the media business, coupled with our theatre advertising network and management competencies, will provide us with an opportunity to be a strong competitor in the national and local advertising market place and allow us to gain share within the broader video advertising marketplace. Our primary strategic initiatives are to:

Expand and Improve the Quality of Our Theatre Network

Expanding our Geographic Coverage and National Reach. We continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that our founding members or our network affiliates buy or build and by establishing additional network affiliate agreements with other theatre circuits, including through the proposed merger with Screenvision. The ESAs require that all of our founding members’ new or acquired theatres be added to our network in return for the issuance of new NCM LLC units. Our strategy is to continue to expand our theatre network through the acquisition and new construction activities of our founding members and by creating new relationships with regionally located network affiliates with theatres in smaller markets where we do not currently have significant (or in many cases any) market coverage. On May 5, 2014, NCM, Inc. entered into the Merger Agreement with Screenvision, which the DOJ has filed an antitrust lawsuit seeking to enjoin. If NCM, Inc. is able to complete the proposed merger, our geographic coverage and national reach would be enhanced. By increasing our advertising reach and broadening our geographic coverage, we believe we will be better able to compete with other national advertising platforms such as television networks and new emerging advertising platforms distributed over the internet and on mobile devices.

Improving the Technical Quality and Content Presentation of Our Network. In 2010, we began the transition of our production and distribution capabilities to the new digital cinema platform, including the ability to distribute and display 3-D advertising. The industry rollout of the digital cinema equipment for feature films began in 2010 when the DCIP financing was completed by our three our founding members’ theatre circuits. The DCIP deployment of digital cinema systems was essentially completed in our founding member theatres during 2014. These new systems not only provide higher quality 2-D images, they also give us the capability to provide 3-D advertising. In 2010, we launched our 3-D advertising strategy within the FirstLook pre-show and in 2011 began to roll-out the ability to distribute 3-D advertisements digitally across our network. We have essentially completed the rollout of the 3-D network with our founding members, and are in the process of completing this rollout with our affiliates. As of January 1, 2015, 16,476 total screens (including network affiliates) within our digital network were connected to digital cinema projection equipment, representing approximately 82% of our network screens. In order to provide for the connection of the new higher quality digital cinema equipment to our network, we agreed to an amendment of the ESAs that increased our founding member theatre access fee (and reduced certain maintenance costs as projectors were replaced) as the digital cinema system is connected to our advertising network. In addition, we are continually upgrading our DCS scheduling & distribution software to provide more effective targeting of advertisements toward specific theatre audiences. We and certain of our theatre partners have also installed sound monitoring and other devices that can capture sound levels in certain auditoriums, which enables us to monitor sound electronically from our NOC or through communications with the circuit. This innovation provides sound level data that is measured at the point of consumer consumption, which is a unique service we offer to our advertisers.

Upgrading Our Proposal and Inventory Management Systems and Our Ability to Better Target Specific Theatre Audiences for Our Clients. Over the last several years we have been upgrading our proposal and inventory management systems to provide our local, regional and national sales personnel the ability to respond to client requests for proposals more quickly and provide sales management more timely visibility to our inventory availability and pricing trends. In 2014, we began to enhance these existing management systems to provide the ability to target specific theatre audiences more effectively based on certain demographic or other criteria desired by our advertising clients.

Expand Our Advertising Client Base

National Advertising. We intend to increase our market share of U.S. advertising spending by: (i) launching an aggressive sales, marketing and public relations strategy that highlights the positive attributes of our marketing product compared to other national video networks, including adjacency to high quality programming, a higher quality advertising impression that cannot be skipped and more placement certainty and transparency than online and mobile networks, (ii) launching a national upfront marketing and sales campaign that leverages and builds on the success of our 2014 upfront campaign, (iii) increasing our investment in obtaining theatre patron and other data to feed our new audience targeting systems, (iv) expanding our research staff and their capabilities to better validate our selling proposition and the return on investment for advertising clients relative to other advertising networks and (v) creating a more robust integrated marketing product that bundles our on-screen, lobby promotions and online and mobile platforms (see more discussion below). These strategies are designed to expand our relationships with existing advertising clients and broaden our advertising client base in new and existing client industries.

Over the last several years our national sales team was successful in this effort to expand our national client base, as we added 48 clients in 2014 and 108 clients since the beginning of 2012 that were first time clients or had not advertised with us since our IPO. These new clients added in 2014 included companies in the airline, apparel, cable television, credit card, electronics, festival, toy, health, home audio/video equipment, insurance, internet, movie studio, music, non-profit, personal care, pharmaceutical, prepared food, print media, restaurant, live event, transportation and video game industries. Since 2009, we expanded our client base by approximately 93% to 424 national advertisers. Despite this growth, we believe there are still thousands of clients that currently advertise on television, the internet or on mobile devices that do not use our network. For instance, our share of spending by clients in the QSR, consumer package goods (“CPG”) and retailer industries, among other industries, is relatively low compared to television, online and mobile.

Beginning in 2012, we began to participate in the television “upfront” advertising selling process, including a presentation in New York City in early May during the “TV Upfront” week. In 2014, this upfront strategy began to yield meaningful positive results as the increased market awareness among media buyers and clients created during previous year’s upfront presentations raised our credibility and allowed us to gain upfront commitments traditionally made exclusively to cable and broadcast television networks, and more recently online and mobile networks. Our upfront national bookings for the period from October 1, 2014 through December 31, 2015 were up approximately 100% going into 2015, compared to the same five quarter period ending in December 2014 going into 2014. This total excludes approximately $23 million that had been originally committed by a large advertising agency, but was later eliminated from the spending commitment when the DOJ Action was filed. Consistent with television upfront bookings, a portion of our upfront commitments after the fourth quarter of 2014 have cancellation options associated with them that could reduce what is ultimately spent by clients that have made upfront commitments. Due in part to the strength of our upfront bookings, we experienced 22.9% national advertising growth in the fourth quarter of 2014, compared to the fourth quarter of 2013, and going into 2015, our national commitments for fiscal year 2015 were up approximately 74% compared to 2014, representing 75% of our 2015 national advertising revenue budget (versus 38% of our 2014 budget). We believe that over time, these upfront selling tactics that allow us to bundle several flights throughout the year will help to increase our share of video advertising spending by increasing the number of clients and client industries that buy our network and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year.

Local and regional advertising. We intend to increase our market share of local and regional advertising spending by: (i) aggressively marketing our local and regional advertising products, including direct marketing campaigns to businesses within a specified radius of our network theatres. (ii) aggressively bundling theatre lobby promotions with on-screen campaigns, (iii) continuing to add high quality local salespeople and sales management executives to better cover the expanding number of theatres in our network, particularly those with low inventory utilization, (iv) continuing to strengthen our regional sales team to focus exclusively on larger regional clients, such as car dealer associations, state agencies, insurance companies, quick service restaurants, or QSRs, casual dining, tourism, education, healthcare and retail, that operate across an entire DMA®, multiple DMAs® or states, (v) providing access to better FirstLook inventory for our regional advertising clients, (vi) improving proposal and inventory management systems, (vii) continuing to implement more robust training to support our local sales directors and sales management and (viii) exploring expansion into new regional marketplaces. Due to the relatively low percentage of local advertising inventory sold today in many of our theatres, we believe that an opportunity exists to continue to expand our local and regional business. We have also benefited from our efforts to reduce local salesperson attrition, providing balanced commissions and benefit packages and training and other corporate support.

Expand Our Internet/Mobile Platform

Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our on-screen and in-theatre promotional marketing products with online, mobile and video playback inventory, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer. Our online network is made up of 33 entertainment websites (including our 100% owned consumer sites, firstlookonline.com and movienightout.com). Our mobile app, Movie Night Out, is part of our mobile network, reaching more than 150 million unduplicated unique users with over one million sessions per month as of January 1, 2015. We also operate a video network reaching approximately 43 million unduplicated unique users per month. These three networks combined create an entertainment focused advertising network that provides smaller entertainment website access to our national and local sales force as well as rich media widgets and other content created by our media production group. In 2014, we entered into a strategic marketing and selling relationship with the popular Shazam app to allow our clients to use their on-screen advertisements to directly engage movie-goers through their smartphones.

Continue to Attract and Retain High Quality Management and Staff

Our success is very much tied to the quality of our management and staff. In order to ensure that we retain and attract high quality personnel, we seek to maintain a culture that focuses on teamwork and personal growth, as well as, maintain effective and transparent lines of communication. We also make meaningful investments in internal, as well as, external training programs for our management and staff to ensure that our personnel have the technical and sales, as well as, management skills to drive our business growth.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from our founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, exclusively, except for improvements that were developed jointly by us and our founding members.

We have secured U.S. trademark registrations for NCM, National CineMedia, NCM Media Networks and Movie Night Out. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. As of January 1, 2015, we had displayed advertising since 2006 with 424 national advertisers across a wide variety of industries. During the year ended January 1, 2015, we derived 65.7% of our advertising revenue from national clients (including advertising agencies that represent our clients), 9.7% from our founding members’ beverage agreements and 24.6% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of our founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2014, we provided 60 seconds of on-screen advertising time to our founding members. The ESAs provide for our founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA. During 2014, the beverage concessionaire revenue was 9.7% of our total revenue.

Content Partners and PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with various entertainment, media, confections and technology companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a one or two-year period with options to renew, exercisable at the content partner’s option. We also have exclusive PSAs reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2014, the total advertising purchased by these content partners and PSAs represented approximately 23.7% of our total revenue.

Competition

Our advertising business competes in the estimated $170.0 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional media, in particular television, to more targeted and effective forms of digital media. As the number of online and mobile media platforms continues to increase, the ability to achieve ubiquitous coverage of U.S. households has become an important competitive factor. It will also be important to provide clients the ability to target narrow consumer demographic groups and engage directly with individual consumers and to provide measurable third-party marketing information. We believe that proliferation of online and mobile platforms and other technology such as DVRs that enable consumers the ability to consume media (including advertising) when, where and how they want and which provide improved data collection may increase advertisers’ demand for online and mobile advertising platforms and could increase demand for cinema advertising where the risk of advertisements not being viewed is reduced. Thus, our network is well positioned to benefit from several broad market trends, most noticeably the increasing adoption of DVRs and other new digital technology that allows consumers to skip advertisements. Cinema is one of the few media platforms where consumers cannot skip advertisements.

Through the visual quality and impact of the big screen and surround sound, we are able to display high impact advertising impressions to our audiences. According to Nielsen Brand Effect (formerly Nielsen IAG) Research, cinema advertising has generated ad recall of up to four times greater than the same advertising shown on television. Given our recent network expansion and improvements in the capabilities of our digital network technology implemented over the last few years, we are beginning to provide a broader audience and increase the flexibility to tailor our advertising programs, providing a more entertaining consumer experience and a more effective advertising platform for advertisers. We also believe that as online and mobile video platforms expand with the proliferation of viewing devices, such as tablets, video programming will become more fragmented and as our national reach expands and we create a higher quality presentation, our network will become even more valuable to marketers.

Our advertising business also competes with many other providers of cinema advertising, which vary substantially in size. As a large provider of cinema advertising in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to access a national and local audience as well as allowing us to better compete with television and other national advertising networks. This ability to provide an attractive product to advertisers provides immediate benefits to our network affiliates as our network affiliates are paid through agreements that pay them based upon the advertising revenue generated in their theatres, while our founding members benefit through their ownership of us.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2011, 2012, 2013 and 2014.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%
FY 2014	17.8%	25.4%	25.6%	31.2%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2011, 2012, 2013 and 2014.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2011	15.3%	25.5%	32.9%	26.3%
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%
FY 2014	17.8%	25.4%	25.6%	31.2%

Employees

We have 589 employees as of January 1, 2015. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles and Chicago, our software development office in Minneapolis and local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

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

Risks Related to Our Business and Industry

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising and could reduce our revenue

Our business is affected by the success of our founding members and to a lesser extent our network affiliates, who operate in a highly competitive industry whose attendance is reliant on the presence of motion pictures that attract audiences. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the U.S. increased substantially, as movie theatres began to build larger “megaplex” theatres that offered new amenities such as stadium seating, improved projection quality and superior sound systems, and studios began to increase the number of motion pictures produced and increased the budgets to market those films. From 1970 through 2014, the box office has fluctuated from year to year but has grown at a compound annual growth rate of 4.7%. Over the last 20 years, theatre attendance has fluctuated from year to year but on average has remained relatively flat at an aggregate annual growth rate of less than 0.1%. If future theatre attendance declines significantly over an extended time period, one or more our founding members or network affiliates may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if our founding members fail to maintain their theatres and provide amenities that consumers prefer, if they cannot compete successfully on pricing or if studios begin to reduce their investments in feature films or reduce the investments made to market those films. Our network theatre circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theatre patrons who view our advertising and pre-feature show.

Further, the value of our advertising business could be adversely affected by a long-term multi-year decline in theatre attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theatres include the following:

•	the shortening of the “release window” between the release of major motion pictures in the theatres and release to alternative methods for delivering movies to consumers, such as DVD or HD DVD, cable television, internet downloads, video on demand, satellite and pay-per-view services;

•	any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production industry; and

•	the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment.

In addition, the value of our national on-screen advertising and to a lesser extent our local and regional advertising is based on the number of theatre patrons that are in their seats and thus have the opportunity to view the FirstLook pre-show. The number of patrons that are in a theatre seat could be adversely impacted by changes in theatre operating policies and patron amenities, including the number and length of trailers for upcoming films that are played prior to the start of the feature film and the offering of reserve seating, without also offering an expanded menu. Theatre circuits are also installing new larger, more comfortable seating into theatres that have been viewed favorably by theatre patrons. The installation of these larger seats can reduce the number of seats in a theatre auditorium by approximately 60%. While the number of screens that currently offer certain of these amenities is relatively small (5% to 7% of our network), should these amenities be expanded to a greater number of screens, it could decrease the number of theatre patrons that view our FirstLook pre-show, which would adversely impact our operating results. However, thus far, theatre circuits have been primarily completing these theatre renovations at theatres that are at low capacity and have experienced increased attendance at the theatres due to a better customer experience. Further, theatres offering these amenities could also increase the number of patrons who view our FirstLook pre-show due to decreased seat availability, requiring patrons to arrive at the theatre earlier to secure a desired seat, however, we cannot assume such occurrence would fully mitigate the adverse impact to our operating revenue if the number of theatre patrons were to begin to decline.

The markets for advertising are competitive and we may be unable to compete successfully

The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and other video media platforms including those distributed on the internet and mobile networks. In addition to these video advertising platforms, we compete to a lesser extent for advertising directly with several additional media platforms, including radio, various local print media and billboards. We also compete with several other local and national cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online and mobile advertising companies, to constantly revise and improve their business models to meet expectations of advertising clients or competing media platforms, including us. If we cannot respond effectively to changes in the media marketplace in response to new entrants or advances by our existing competitors, our business may be adversely affected.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theatre advertising network and inventory control and other management systems could limit our ability to offer our clients innovative unique, integrated and targeted marketing products, which could limit our future revenue growth. New advertising platforms such as online and mobile networks, and traditional mediums including television networks are beginning to use new digital technology to reach a broader audience with more targeted marketing products, and failure by us to upgrade our technology to remain competitive could hurt our ability to compete with those companies. Under the ESAs, the founding members, they are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that our founding members upgrade the equipment or software installed in their theatres, but we must negotiate with our founding members as to the terms of such upgrade, including cost sharing terms, if any. For instance, during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to our founding members’ new digital cinema projection systems so that we could display our advertising (including 3-D) on the higher quality systems. As of January 1, 2015 we had 16,476 screens, or 82% of our network screens, that were connected to digital cinema projection equipment and we expect to continue connecting to these higher quality projectors throughout 2015. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. Over the last several years, we have been upgrading our proposal and inventory control systems, and in 2014, we began to develop enhancements to these systems that will allow us to target theatre audiences more effectively. The failure or delay in implementation of such upgrades or problems with the integration with our other systems and software could slow or prevent the growth of our business in the future. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software could slow or prevent the growth of our business.

Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition

The financial markets have experienced extreme disruption and certain parts of the world-wide economy remains fragile. A future decline in consumer confidence in the U.S. due to future economic disruptions may lead to decreased demand or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected. These challenging economic conditions also may result in:

•	increased competition for fewer advertising and entertainment programming dollars;

•	pricing pressure that may adversely affect revenue and gross margin;

•	reduced credit availability and/or access to capital markets;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•	customer financial difficulty and increased risk of uncollectible accounts.

Our Adjusted OIBDA is derived from high margin advertising revenue, and the reduction in spending by or loss of a national or group of local advertisers could have a meaningful adverse effect on our business

We generated all of our Adjusted OIBDA from our high margin advertising business. A substantial portion of our advertising revenue relates to contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and recently online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising. Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which on large contracts (often over $1 million) even the loss of a small number of clients would negatively affect our Adjusted OIBDA.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, PSAs and our founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with nine content partners. None of these companies individually accounted for over 10% of our total revenue during the year ended January 1, 2015. However, the agreements with the content partners, PSAs and beverage advertising with our founding members in aggregate accounted for approximately 34%, 31% and 28% of our total revenue during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.

Our plans for developing additional revenue opportunities may not be implemented and may not be achieved

In addition to our strategy to grow our advertising business, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expand our Internet/Mobile

Platform.” The development of our online and mobile advertising network and mobile apps and the integration of these marketing products with our core on-screen and theatre lobby production is at an early stage and is under increasing competitive pressure from many online and mobile networks, and may not deliver future benefits that we are expecting. Should these networks not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services.

Our business and operations have experienced growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, growth in our headcount and operations (including through the completion of the proposed Screenvision merger), which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients. To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our DCS software and our internal management systems, including our audience targeting system which we upgraded and launched during 2014. These enhancements and improvements could require an additional allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner, our ability to manage our limited advertising inventory, create more audience targeting capabilities for our clients and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. During 2013, our Chief Financial Officer resigned and our SVP, Finance and SVP, Controller assumed Interim Co-Chief Financial Officer duties. If other critical members of our senior management team leave, we might not be able to find qualified internal or external replacements; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Changes in the ESAs with, or lack of support by, our founding members could adversely affect our revenue, growth and profitability

The ESAs with our founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. In connection with the Fathom sale on December 26, 2013, the ESAs were modified to remove those provisions addressing the rights and obligations related to digital programming services of the Fathom Events business unit, except for those relating to our exclusive rights to sell advertising in the founding member theatres, including the right to sell Fathom event sponsorships. Our founding members’ theatres represent approximately 82.0% of the screens and approximately 85.5% of the attendance in our network as of January 1, 2015. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

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

If the non-competition provisions of the ESAs are deemed unenforceable, our founding members could compete against us and our business could be adversely affected

With certain limited exceptions, each of the ESAs prohibits the applicable founding member from engaging in any of the business activities that we provide in the founding member’s theatres under the amended ESAs, and from owning interests in other entities that compete with us. These provisions are intended to prevent the founding members from harming our business by providing cinema advertising services directly to their theatres or by entering into agreements with third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:

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

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. The use of LEN or lobby promotions by our founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 4.6% of our total advertising revenue for the year ended January 1, 2015. The founding members do not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

Our founding members also have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the LEN. This additional lobby video network, which we refer to as our founding members’ lobby network, may be used by our founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of our founding members’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations

In the conduct of our business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and manage and support a variety of business processes and activities. The temporary or permanent loss of our computer equipment and software systems, through cyber and other security threats, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks, or other catastrophic events, such as the one against Sony Entertainment, could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers. We devote significant resources to maintaining a disaster recovery location separate from our operations, network security and other measures to protect our network from unauthorized access and misuse. However, depending on the nature and scope of a disruption, if our technology systems were to fail and we were unable to recover in a timely way through our disaster recovery site, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theatre, online, and mobile services, including the websites we operate at ncm.com, movienightout.com and firstlookonline.com and the features, our mobile app Movie Night Out®, and the functionality, content, and software we make available through those websites and app. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theatre, online, and mobile services. We may discover that our business or the technology we use to provide our in-theatre, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theatre, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theatre, online or mobile services may expose us to liability

Our in-theatre, online, and mobile services facilitate the distribution of content. This content includes advertising-related content, as well as, movie and television content, music and other media, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

The user information we collect and maintain through our online and mobile services may expose us to liability

In order to take advantage of some of the online and mobile services we provide users are required to establish an account on one of our websites. As a result, we will collect and maintain user information about those users. We also collect and maintain user information about users who view certain advertising displayed through our online and mobile services. Our collection and use of information regarding users of our online and mobile services could result in legal liability. For example, the failure, or perceived failure, to comply with federal, state or international privacy or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others.

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

Risks Related to Our Corporate Structure

Our substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

We are party to substantial debt obligations. The senior secured credit facility and indentures contain restrictive covenants that limit our ability to take specified actions and prescribe minimum financial maintenance requirements that we must meet. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business. For example, we may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if we violate those restrictive covenants or fail to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations. Any such defaults could materially impair our financial condition and liquidity. For further information, refer to Note 8 to the audited financial statements included elsewhere in this document.

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

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, which would increase the risks associated with our level of debt

The agreements relating to our debt, including the Senior Unsecured Notes, Senior Secured Notes and the senior secured credit facility, limit but do not prohibit our ability to incur additional debt. Accordingly, we could incur additional debt in the future, including additional debt under the senior secured credit facility, additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “—Our substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.

Our founding members or their affiliates may have interests that differ from those of NCM, Inc. and they may be able to influence our affairs

So long as a founding member beneficially owns at least 5% of our issued and outstanding common membership units, approval of at least 90% of the directors of NCM, Inc. then in office (provided that if the board has less than ten directors, then the approval of at least 80% of the directors then in office) will be required before NCM, Inc. may take any of the following actions or may, in its capacity as manager of NCM LLC, authorize us to take any of the following actions:

•	assign, transfer, sell or pledge all or a portion of the membership units of NCM LLC beneficially owned by NCM, Inc.;

•	acquire, dispose, lease or license assets with an aggregate value exceeding 20% of the fair market value of the business of NCM LLC operating as a going concern;

•	merge, reorganize, recapitalize, reclassify, consolidate, dissolve, liquidate or enter into a similar transaction;

•	incur any funded indebtedness or repay, before due, any funded indebtedness with a fixed term in an aggregate amount in excess of $15.0 million per year;

•	issue, grant or sell shares of NCM, Inc. common stock, preferred stock or rights with respect to common or preferred stock, or NCM LLC membership units or rights with respect to membership units, except under specified circumstances;

•	amend, modify, restate or repeal any provision of NCM, Inc.’s certificate of incorporation or bylaws or the NCM LLC operating agreement;

•	enter into, modify or terminate certain material contracts not in the ordinary course of business as defined under applicable securities laws;

•	except as specifically set forth in the NCM LLC operating agreement, declare, set aside or pay any redemption of, or dividends with respect to membership interests;

•	amend any material terms or provisions (as defined in the NASDAQ rules) of NCM, Inc.’s equity incentive plan or enter into any new equity incentive compensation plan;

•	make any change in the current business purpose of NCM, Inc. to serve solely as the manager of NCM LLC or any change in the current business purpose of NCM LLC to provide the services as set forth in the ESAs; and

•	approve any actions relating to NCM LLC that could reasonably be expected to have a material adverse tax effect on the founding members.

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

Risks Related to the Proposed Screenvision Merger

On May 5, 2014, NCM, Inc. entered into the Merger Agreement, as described in Item 1. Business in this Form 10-K. On November 3, 2014, the DOJ Action was filed seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. A trial date has been scheduled for April 13, 2015.

The DOJ Action has delayed, and could ultimately prevent, the consummation of the merger.

The filing of the DOJ Action has delayed, and, if the Company and Screenvision are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the merger. There can be no assurance that we will be successful in defending against or settling the DOJ Action or that the merger will be consummated by any particular time, if at all.

In addition, even if the Company enters into a settlement with respect to the DOJ Action, there can be no assurance that we will not be required to agree to terms, conditions, requirements, limitations, costs or restrictions that could further delay completion of the merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we presently anticipate to realize following the merger. We cannot provide any assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the merger.

Delays in completing the merger have delayed, and could continue to delay, the benefits expected to be achieved thereunder.

The need to satisfy conditions and obtain consents, clearances and approvals for the merger, as well as, the pendency of the DOJ Action, have delayed, and could continue to delay, the consummation of the merger for a significant period of time or prevent it from occurring. Even if ultimately consummated, the delay in the consummation of the merger could cause, delay or limit the realization of the synergies and other benefits that the parties anticipated had the merger been successfully completed within its originally expected time frame during the fourth quarter of 2014.

If the Company is unsuccessful in its defense of the merger or the Merger Agreement terminates, NCM, Inc. may be required to make a termination payment of $28.8 million, for which NCM LLC would indemnify, which could adversely impact NCM LLC’s liquidity and financial condition.

The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement upon the material breach of covenants or representations by the other or if the conditions to the merger have not been satisfied by May 5, 2015 or, at the election of either party, 90 days thereafter. Furthermore, if the Company is unsuccessful in its defense of the merger with the DOJ, Screenvision may have the right to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay Screenvision a termination fee of approximately $28.8 million for which NCM LLC would indemnify. Failure to consummate the merger also may result in negative market reactions.

A continued delay or a failure to ultimately consummate the merger could materially and adversely affect our future business, financial condition, results of operations and prospects.

If the merger is further delayed or is not completed, our ongoing business may be materially and adversely affected, and we will be subject to several risks, including the following:

•	NCM, Inc. may be required to pay a termination fee of approximately $28.8 million under certain circumstances provided in the Merger Agreement, for which we would indemnify;

•	NCM, Inc. will be required to pay substantial out-of-pocket costs relating to the merger, whether or not it is consummated, such as legal, defense, accounting, and financial adviser fees (NCM, Inc. incurred approximately $7.5 million in 2014) for which we may need to indemnify; and

•	our management will have focused its attention on preparing for and defending the merger instead of on pursuing other opportunities that could have been beneficial to us.

If the merger is not completed or is further delayed, there can be no assurance that these risks will not materialize and will not materially and adversely affect NCM, Inc.’s business, financial condition, results of operations and prospects.

The pending merger, the DOJ Action and our current pre-merger integration planning efforts may divert resources from our management’s day-to-day operations and ongoing efforts related to other strategies and initiatives.

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

Although under no obligation to do so, following the merger, we may contribute the Screenvision business to us. The success of combining Screenvision’s business with NCM LLC, including the realization of the anticipated benefits, will depend, in part, on the ability of the combined company to successfully integrate the two businesses. Failure to effectively integrate the businesses could adversely impact the expected benefits of the merger, including cost synergies stemming from overlapping sales, operating and general and administrative functions that the Company has estimated could aggregate $30 million per year and the increase in revenue related to the improvement in our advertising product and competitive positioning of NCM, Inc. within the broader video advertising marketplace. The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate us and Screenvision’s business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

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

As described in Note 8—Borrowings, in contemplation of the merger with Screenvision, NCM, Inc. entered into a Commitment and Engagement Letter (the “Commitment Letter”) for a $250 million term loan with certain existing NCM LLC revolving credit facility lenders to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. The Company also amended its senior secured credit facility in the event that NCM, Inc. contributes Screenvision assets and NCM, Inc. debt to NCM LLC. Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities. Additionally, if we do not achieve the expected benefits and cost savings from the merger with Screenvision, or if the financial performance of NCM, Inc., as the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted. Our credit ratings may also be impacted as a result of the incurrence of additional acquisition-related indebtedness.

The trial date for the DOJ Action has been scheduled for April 13, 2015. The Commitment Letter and certain NCM LLC senior secured credit facility amendments expire on April 1, 2015. We are working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information with respect to our corporate headquarters and regional offices is presented below as of January 1, 2015. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	82,721 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,971 sq. ft.
New York, NY (3)	Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,926 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2017.
(3)	This facility is leased through April 30, 2017.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through March 31, 2015. Commencing on May 1, 2015, we leased a new facility in Minneapolis, MN for 5,989 square feet for our software development office that is leased through August 31, 2022.
(6)	This facility is leased through April 30, 2016.

Item 3. Legal Proceedings

On November 3, 2014, the DOJ filed, in the U.S. district court for the Southern District of New York, the DOJ Action seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The DOJ claims that the proposed merger would eliminate competition in the market for pre-show services and eliminate competition between the Company and Screenvision for advertisers. A trial date has been scheduled for April 13, 2015 for the DOJ Action.

In addition, we are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Membership Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

There is no market for NCM LLC’s common membership units. All of NCM LLC’s outstanding membership units are owned by NCM, Inc. and NCM LLC’s three founding members.

The following table sets forth the distribution declared per common membership unit attributable to the periods indicated.

Fiscal 2014
Distribution
First Quarter (December 27, 2013 – March 27, 2014)	$0.09
Second Quarter (March 28, 2014 – June 26, 2014)	$0.27
Third Quarter (June 27, 2014 – September 25, 2014)	$0.31
Fourth Quarter (September 26, 2014 – January 1, 2015)	$0.47

Fiscal 2013
Distribution
First Quarter (December 28, 2012 – March 28, 2013)	$0.13
Second Quarter (March 29, 2013 – June 27, 2013)	$0.43
Third Quarter (June 28, 2013 – September 26, 2013)	$0.55
Fourth Quarter (September 27, 2013 – December 26, 2013)	$0.45

Within 60 calendar days after the last day of each fiscal quarter, we will distribute all of our available cash, as defined in the NCM LLC Operating Agreement to our unitholders.

The terms of our senior secured credit facility may limit our ability to distribute cash under certain circumstances as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

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

The results of operations data for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 and the balance sheet data as of January 1, 2015 and December 26, 2013 are derived from the audited financial statements of NCM LLC included elsewhere in this document. The results of operations data for the years ended December 29, 2011 and December 30, 2010 and the balance sheet data as of December 27, 2012, December 29, 2011 and December 30, 2010 are derived from the audited financial statements of NCM LLC (not presented herein).

Results of Operations Data	Years Ended
($ in millions)	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010
REVENUE:
Advertising	$394.0	$426.3	$409.5	$386.2	$379.5
Fathom Events	—	36.5	39.3	49.2	48.0

Total	394.0	462.8	448.8	435.4	427.5

OPERATING EXPENSES:
Advertising operating costs	26.4	29.0	31.3	24.6	21.7
Fathom Events operating costs	—	25.5	29.0	34.1	32.4
Network costs	18.3	18.7	18.9	17.7	20.0
Theatre access fees—founding members	70.6	69.4	64.5	55.4	52.6
Selling and marketing costs	57.6	61.5	60.5	59.8	57.9
Administrative and other costs	19.3	20.1	20.3	17.6	17.9
Administrative fee – managing member	10.2	10.0	12.1	13.7	16.6
Depreciation and amortization	32.4	26.6	20.4	18.8	17.8

Total	234.8	260.8	257.0	241.7	236.9

OPERATING INCOME	159.2	202.0	191.8	193.7	190.6
NON-OPERATING EXPENSES	62.1	38.4	90.2	58.9	49.9

INCOME BEFORE INCOME TAXES	97.1	163.6	101.6	134.8	140.7
Provision for income taxes	0.8	0.7	0.6	0.3	0.5
Equity loss from investments, net	—	—	—	—	0.7

NET INCOME	$96.3	$162.9	$101.0	$134.5	$139.5

Other Financial and Operating Data	Years Ended
(in millions, except cash distributions declared per common unit and screen data)	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010
OIBDA (1)	$191.6	$228.6	$212.2	$212.5	$208.4
Adjusted OIBDA (1)	$199.3	$234.5	$221.2	$224.3	$222.4
Adjusted OIBDA margin (1)	50.6%	50.7%	49.3%	51.5%	52.0%
Capital expenditures	$8.8	$10.6	$10.4	$13.7	$10.4
Founding member screens at period end (2) (6)	16,497	16,562	15,528	15,265	14,997
Total screens at period end (3) (6)	20,109	19,878	19,359	18,670	17,302
DCN screens at period end (4) (6)	19,251	19,054	18,491	17,698	16,003
Total attendance for period (5) (6)	688.2	699.2	690.4	636.8	637.4
Cash distributions declared per common unit attributable to the period	$1.14	$1.56	$1.34	$1.46	$1.42

	As of
Balance Sheet Data (in millions)	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010
Cash and cash equivalents	$10.2	$13.3	$10.4	$9.2	$13.8
Receivables, net	116.5	120.4	98.5	96.6	100.1
Property and equipment, net	22.4	25.6	25.7	24.6	19.8
Total assets	681.1	699.2	437.4	421.4	426.0
Borrowings	892.0	890.0	879.0	794.0	775.0
Equity/(deficit)	(317.4)	(299.2)	(524.2)	(527.5)	(506.6)
Total liabilities and equity	681.1	699.2	437.4	421.4	426.0

Notes to the Selected Historical Financial and Operating Data

(1)	Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect integration payments as integration payments are recorded as a reduction to intangible assets. Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to our members. During the years ended January 1, 2015, December 26, 2013, December 27, 2012, December 29, 2011 and December 30, 2010, the Company recorded integration payments of $2.2 million, $2.8 million, $0 million, $1.9 million and $3.9 million, respectively, from our founding members.

(2)	Represents the total number of screens within our advertising network operated by our founding members. Excludes screens associated with certain Cinemark Rave and AMC Rave theatres for all periods presented.
(3)	Represents the total screens within our advertising network.
(4)	Represents the total number of screens that are connected to our DCN.
(5)	Represents the total attendance within our advertising network.
(6)	Excludes Consolidated Theatres for all periods prior to June 2011 and certain Cinemark Rave and AMC Rave theatres for all periods presented.

The following table reconciles net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010
Net income	$96.3	$162.9	$101.0	$134.5	$139.5
Income tax expense	0.8	0.7	0.6	0.3	0.5
Equity loss from investments, net	—	—	—	—	0.7
Interest and other non-operating costs	62.1	38.4	90.2	58.9	49.9
Depreciation and amortization	32.4	26.6	20.4	18.8	17.8

OIBDA	$191.6	$228.6	$212.2	$212.5	$208.4
Share-based compensation costs (1)	7.7	5.9	9.0	11.8	14.0

Adjusted OIBDA	$199.3	$234.5	$221.2	$224.3	$222.4

Total revenue	$394.0	$462.8	$448.8	$435.4	$427.5
Adjusted OIBDA margin	50.6%	50.7%	49.3%	51.5%	52.0%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying audited financial statements. The amount of share-based compensation costs that were non-cash were approximately $4.6 million, $3.2 million, $4.3 million, $4.8 million and $5.6 million for the years ended January 1, 2015, December 26, 2013, December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

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

Overview

We operate the largest digital in-theatre media network in North America, through which we sell in-theatre and online advertising and promotions. Our revenue is principally derived from the sale of advertising through long-term ESAs with our founding members (over 22 years remaining as of January 1, 2015) and multi-year agreements with network affiliates, which expire at various dates between October 31, 2015 and July 22, 2031. The ESAs with our founding members and network affiliate agreements grant us exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (858 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (82% digital cinema projectors and 18% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data”, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (CPM), local and total advertising revenue per attendee, as well as, our free cash flow and related financial leverage and cash balances and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future distributions to members.

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

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share). The merger consideration is subject to adjustment based upon

Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014, which resulted in no adjustment and is subject to adjustment based upon Screenvision’s positive working capital at closing up to a maximum of $10 million. On November 3, 2014, the DOJ filed the DOJ Action, an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. A trial date has been scheduled for April 13, 2015 for the DOJ Action.

Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the merger. The Commitment Letter and certain NCM LLC senior secured credit facility amendments expire on April 1, 2015. We are working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in this Form 10-K.

Summary Historical and Operating Data

You should read this information in conjunction with the other information contained in this document, and our audited historical financial statements and the notes thereto included elsewhere in this document.

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data). Refer to “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to net income.

	Years Ended			% Change
($ in millions)	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	2013 to 2014	2012 to 2013
Revenue:
Advertising	$394.0	$426.3	$409.5	(7.6%)	4.1%
Fathom Events	—	36.5	39.3	(100.0%)	(7.1%)

Total revenue	394.0	462.8	448.8	(14.9%)	3.1%
Operating expenses:
Advertising	154.6	157.4	152.3	(1.8%)	3.3%
Fathom Events	—	30.0	34.0	(100.0%)	(11.8%)
Network, administrative and unallocated costs	80.2	73.4	70.7	9.3%	3.8%

Total operating expenses	234.8	260.8	257.0	(10.0%)	1.5%

Operating income	159.2	202.0	191.8	(21.2%)	5.3%
Non-operating expenses	62.1	38.4	90.2	61.7%	(57.4%)
Income tax expense	0.8	0.7	0.6	14.3%	16.7%

Net income	$96.3	$162.9	$101.0	(40.9%)	61.3%

Adjusted OIBDA	$199.3	$234.5	$221.2	(15.0%)	6.0%
Adjusted OIBDA margin	50.6%	50.7%	49.3%	(0.1%)	1.4%
Total theatre attendance (in millions) (1)(2)	688.2	699.2	690.4	(1.6%)	1.3%

(1)	Represents the total attendance within our advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

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

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2014 contained 53 weeks. Fiscal years 2013 and 2012 contained 52 weeks. Our 2015 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
January 1, 2015	2014
December 26, 2013	2013
December 27, 2012	2012

Results of Operations

Years Ended January 1, 2015 and December 26, 2013

Revenue. Total revenue decreased $68.8 million, or 14.9%, from $462.8 million for the year ended December 26, 2013 to $394.0 million for the year ended January 1, 2015 due to a $32.3 million, or 7.6%, decrease in advertising revenue and $36.5 million decrease in Fathom Events revenue due to the sale of this part of our business at the end of 2013. The following is a summary of revenue by category (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	$ Change 2013 to 2014	% Change 2013 to 2014
National advertising revenue	$258.8	$295.0	$(36.2)	(12.3%)
Local and regional advertising revenue	96.8	89.9	6.9	7.7%
Founding member advertising revenue from beverage concessionaire agreements	38.4	41.4	(3.0)	(7.2%)

Total advertising revenue	394.0	426.3	(32.3)	(7.6%)

Fathom Consumer revenue	—	34.4	(34.4)	(100.0%)
Fathom Business revenue	—	2.1	(2.1)	(100.0%)

Total Fathom Events revenue	—	36.5	(36.5)	(100.0%)

Total revenue	$394.0	$462.8	$(68.8)	(14.9%)

The following table shows data on revenue per attendee for the years ended January 1, 2015 and December 26, 2013:

	Years Ended		% Change
	January 1, 2015	December 26, 2013	2013 to 2014
National advertising revenue per attendee	$0.376	$0.422	(10.9%)
Local and regional advertising revenue per attendee	$0.141	$0.129	9.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.517	$0.550	(6.0%)
Total advertising revenue per attendee	$0.573	$0.610	(6.1%)
Total theatre attendance (in millions) (1) (2)	688.2	699.2	(1.6%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $36.2 million, or 12.3%, decrease in national advertising revenue (excluding beverage revenue from our founding members) was driven by a 16.4% decrease in national advertising CPMs (excluding beverage revenue) due primarily to a soft television scatter marketplace, the increase in competition from other national video networks, including online and mobile advertising platforms, and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client industries that traditionally buy their television and other advertising at lower CPMs. National advertising revenue also decreased due to a decline in revenue by our content partners and scatter spending by our previous cell phone PSA client, which decreased $5.1 million and $12.6 million, respectively, compared to 2013. The decline in national advertising revenue (excluding beverage revenue) was partially offset by an increase in utilized impressions of 4.0% in 2014 compared to 2013. Our national inventory utilization rose from 109.3% for the year ended December 26, 2013 to 115.7% for the year ended January 1, 2015, primarily due to an overall expansion of our client base and the success of the October 1, 2014 through December 31, 2015 upfront selling campaign that positively impacted the fourth quarter of 2014. The number of advertising impressions decreased due to a 1.6% year-over-year decrease in theatre attendance, resulting from a weaker film release schedule compared to 2013, partially offset by an additional week in our 53-week year, compared to a 52-week year in 2013. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

Local and regional advertising revenue. The $6.9 million, or 7.7%, increase in local and regional advertising revenue was driven by an increase in local advertising contract volume of 7.9%, partially offset by a slight decrease in the average contract value of 0.3% for the year ended January 1, 2015, compared to the year ended December 26, 2013. The increase in contract volume was driven primarily by the higher number of larger regional contracts (greater than $250,000), which grew 64% due to the improving economy that benefited smaller businesses that make smaller advertising commitments and the continued expansion of the number of theatres in our network. While the number of our largest contracts grew (those over $250,000), the number of contracts between $50,000 and $250,000 declined 6.8%.

Founding member beverage revenue. The $3.0 million, or 7.2%, decrease in national advertising revenue from our founding members’ beverage concessionaire agreements was due to a 5.8% decrease in beverage revenue CPMs and a 1.6% decrease in founding member attendance for the year ended January 1, 2015, compared to the year ended December 26, 2013. The 2014 beverage revenue CPM is based on the change in CPM of segment one of the FirstLook pre-show from 2012 to 2013, which decreased 5.8%.

Fathom Events revenue. Fathom Events revenue was zero for the year ended January 1, 2015 from $36.5 million for the year ended December 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $26.0 million, or 10.0%, from $260.8 million for the year ended December 26, 2013 to $234.8 million for the year ended January 1, 2015. The following table shows the changes in operating expense for the year ended January 1, 2015 and December 26, 2013 (in millions):

	Years Ended		$ Change	% Change
	January 1, 2015	December 26, 2013	2013 to 2014	2013 to 2014
Advertising operating costs	$26.4	$29.0	$(2.6)	(9.0%)
Fathom Events operating costs	—	25.5	(25.5)	(100.0%)
Network costs	18.3	18.7	(0.4)	(2.1%)
Theatre access fees—founding members	70.6	69.4	1.2	1.7%
Selling and marketing costs	57.6	61.5	(3.9)	(6.3%)
Administrative and other costs	19.3	20.1	(0.8)	(4.0%)
Administrative fee—managing member	10.2	10.0	0.2	2.0%
Depreciation and amortization	32.4	26.6	5.8	21.8%

Total operating expenses	$234.8	$260.8	$(26.0)	(10.0%)

Advertising operating costs. Advertising operating costs decreased $2.6 million, or 9.0%, from $29.0 million for the year ended December 26, 2013 to $26.4 million for the year ended January 1, 2015. This decrease was primarily the result of a $1.0 million decrease in affiliate advertising payments, a $0.8 million decrease in on-screen production costs and a $0.5 million decrease in lobby production supplies, partially offset by the impact of an additional week in 2014. The decrease in affiliate advertising payments was driven by lower total advertising revenue and a 0.5% decrease in the number of average affiliate screens for the year ended January 1, 2015, compared to the year ended December 26, 2013 due primarily to acquisitions by the founding members of network affiliates in 2013. Lobby production supplies and on-screen production costs decreased due to lower revenue during the period.

Fathom Events operating costs. Fathom Events operating costs were zero for the year ended January 1, 2015 from $25.5 million for the year ended December 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $0.4 million, or 2.1%, from $18.7 million for the year ended December 26, 2013 to $18.3 million for the year ended January 1, 2015. The decrease was primarily due to a decrease of $0.3 million in equipment rental and network maintenance costs, partially offset by the impact of an additional week in 2014, and a decrease of $0.2 million for reimbursement of AC JV, LLC transition costs.

Theatre access fees—founding members. Theatre access fees increased $1.2 million, or 1.7%, from $69.4 million for the year ended December 26, 2013 to $70.6 million for the year ended January 1, 2015. The increase was due to a $2.0 million increase in theatre access fees due to an increase in the number of digital screens (connected to DCN), including higher quality digital cinema projectors and related equipment, partially offset by a $0.8 million decrease related to the 1.6% decrease in founding member attendance in 2014 compared to 2013. The fees for digital screens and equipment increased $1.2 million related to an annual 5% rate increase specified in the ESAs and $0.8 million from an increase of 2.5% in the average number of founding member digital screens and an increase of 3.8% in the average number of founding member theatres equipped with the higher quality digital cinema equipment year-over-year. The increases in digital screens and theatres with digital cinema equipment were due primarily to acquisitions by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $3.9 million, or 6.3%, from $61.5 million for the year ended December 26, 2013 to $57.6 million for the year ended January 1, 2015. This decrease was primarily due to a decrease in bad debt expense of $2.2 million as actual advertising accounts receivable write-offs were lower than estimated, a decrease of $1.6 million in non-cash barter expense related to timing of barter transactions and a decrease of $0.6 million in certain discretionary marketing expenses. These decreases to selling and marketing costs were partially offset by an increase of $0.3 million in personnel expense due primarily to higher share-based compensation expense and local commissions, partially offset by lower salaries, bonuses and related taxes (related to lower performance against internal targets) and lower benefit costs.

Administrative and other costs. Administrative and other costs decreased $0.8 million, or 4.0%, from $20.1 million for the year ended December 26, 2013 to $19.3 million for the year ended January 1, 2015. The decrease was primarily due to a decrease of $0.3 million in legal and professional expenses, as well as, decreases in personnel costs, contract labor and building related expenses.

Administrative fee – managing member. Administrative fee-managing member increased $0.2 million, or 2.0%, from $10.0 million for the year ended December 26, 2013 to $10.2 million for the year ended January 1, 2015. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $5.8 million, or 21.8%, from $26.6 million for the year ended December 26, 2013 to $32.4 million for the year ended January 1, 2015. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily related to founding member theatre acquisitions and the impact of an additional week in 2014.

Non-operating expenses. Total non-operating expenses increased $23.7 million, or 61.7%, from $38.4 million for the year ended December 26, 2013 to $62.1 million for the year ended January 1, 2015. The following table shows the changes in non-operating expense for the years ended January 1, 2015 and December 26, 2013 (in millions):

	Years Ended		$ Change	% Change
	January 1, 2015	December 26, 2013	2013 to 2014	2013 to 2014
Interest on borrowings	$52.6	$51.6	$1.0	1.9%
Interest income	(1.3)	(0.1)	(1.2)	NM
Amortization of terminated derivatives	10.0	10.3	(0.3)	(2.9%)
Impairment of investment	—	0.8	(0.8)	(100.0%)
Gain on sale of Fathom Events—founding members	—	(25.4)	25.4	(100.0%)
Other non-operating expense	0.8	1.2	(0.4)	(33.3%)

Total non-operating expenses	$62.1	$38.4	$23.7	61.7%

NM = not meaningful.

The increase in non-operating expense was due primarily to the absence of the gain recorded in 2013 of $25.4 million, net of direct expenses, related to the sale of our Fathom Events business on December 26, 2013. In addition, interest on borrowings increased $1.0 million due to an additional week in our 53-week year, compared to a 52-week year in 2013. The increase in non-operating expense was partially offset by an increase in interest income of $1.2 million due primarily to interest accrued on the notes receivable from the founding members from the sale of Fathom Events and the absence of a $0.8 million impairment of an investment recorded in 2013.

Net income. Net income decreased $66.6 million from $162.9 million for the year ended December 26, 2013 to $96.3 million for the year ended January 1, 2015. The decrease in net income was due to a decrease in operating income of $42.8 million that was due primarily to the decrease in our national advertising revenue and was negatively impacted by the sale of the Fathom Events business and an increase of $23.7 million in non-operating expense, as described further above.

Years Ended December 26, 2013 and December 27, 2012

Revenue. Total revenue for the year ended December 26, 2013 increased $14.0 million, or 3.1%, to $462.8 million, compared to $448.8 million for the 2012 period. The following is a summary of revenue by category (in millions).

	Years Ended
	December 26, 2013	December 27, 2012	$ Change 2012 to 2013	% Change 2012 to 2013
National advertising revenue	$295.0	$288.7	$6.3	2.2%
Local and regional advertising revenue	89.9	81.1	8.8	10.9%
Founding member advertising revenue from beverage concessionaire agreements	41.4	39.7	1.7	4.3%

Total advertising revenue	426.3	409.5	16.8	4.1%

Fathom Consumer revenue	34.4	34.2	0.2	0.6%
Fathom Business revenue	2.1	5.1	(3.0)	(58.8%)

Total Fathom Events revenue	36.5	39.3	(2.8)	(7.1%)

Total revenue	$462.8	$448.8	$14.0	3.1%

The following table shows data on revenue per attendee for the years ended December 26, 2013 and December 27, 2012 (in millions):

	Years Ended		% Change
	December 26, 2013	December 27, 2012	2012 to 2013
National advertising revenue per attendee	$0.422	$0.418	1.0%
Local and regional advertising revenue per attendee	$0.129	$0.117	10.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.550	$0.536	2.6%
Total advertising revenue per attendee	$0.610	$0.593	2.9%
Total theatre attendance (in millions) (1) (2)	699.2	690.4	1.3%

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $6.3 million, or 2.2%, increase in national advertising revenue (excluding beverage revenue from our founding members) was due primarily to an increase in national inventory utilization which rose from 98.8% in 2012 to 109.3% in 2013 on network attendance growth of 1.3%. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. Revenue and utilization increased primarily due to content partner revenue increasing 17.3% to $84.0 million in 2013, compared to $71.6 million in 2012 primarily due to several content partners spending over their annual contractual commitment in 2013. In addition, online and mobile advertising revenue increased $0.8 million, or 16.4%, from $5.0 million in 2012 to $5.8 million in 2013. The increases to national advertising revenue were partially offset by a 7.6% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client industries, more aggressive pricing strategies and increased competition.

Local and regional advertising revenue. The $8.8 million, or 10.9%, increase in local and regional advertising revenue was driven by an increase in local advertising contract volume of 9.7% and an increase in the average contract value of 1.1% in 2013, compared to 2012. The increase in contract volume was driven by an increase in sales to smaller local clients. The average dollar value of our local advertising contracts under $100,000 increased 6.2% and the number of contracts under $100,000 increased 9.8%, with contracts between $50,000 and $100,000 driving the increase with growth of 41.7% in the number of contracts in 2013. The increase in smaller contracts was driven in part by a 2.4% increase in the number of average network screens in 2013, compared to 2012 and an improving economic outlook in many of the local markets that we serve. Sales to larger (>$100,000) regional contracts remained consistent period over period.

Founding member beverage revenue. The $1.7 million, or 4.3%, increase in national advertising revenue from our founding members’ beverage concessionaire agreements was due primarily to a 3.7% increase in founding member attendance in 2013, compared to 2012. The increase in founding member attendance related primarily to the acquisition of 109 theatres (with 1,437 screens) by our founding members late in 2012 and in 2013. These acquisitions expanded our network by 12 theatres (with 192 screens) as 97 theatres (with 1,245 screens) were operated by existing network affiliate theatre circuits.

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

Theatre access fees—founding members. Theatre access fees increased $4.9 million, or 7.6%, from $64.5 million for the year ended December 27, 2012 to $69.4 million for the year ended December 26, 2013. Approximately $3.3 million of the increase was from an increase in fees for digital screens and equipment and the remaining $1.6 million of the increase was due to the 3.7% increase in founding member attendance in 2013, compared to 2012. The fees for digital screens and equipment increased due to an annual 5% rate increase specified in the ESAs and a higher number of our founding member theatres equipped with the higher quality digital cinema equipment year-over-year. As of December 26, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 84% as of December 27, 2012 and as of December 26, 2013, 96% of our network screens were showing advertising on digital projectors.

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

	Years Ended		$ Change	% Change
	December 26, 2013	December 27, 2012	2012 to 2013	2012 to 2013
Interest on borrowings	$51.6	$56.7	$(5.1)	(9.0%)
Interest income	(0.1)	—	(0.1)	100.0%
Change in derivative fair value	—	(3.0)	3.0	(100.0%)
Amortization of terminated derivatives	10.3	4.0	6.3	157.5%
Impairment of investment	0.8	—	0.8	100.0%
Loss on swap terminations	—	26.7	(26.7)	(100.0%)
Gain on sale of Fathom Events—founding members	(25.4)	—	(25.4)	100.0%
Other non-operating expense	1.2	5.8	(4.6)	(79.3%)

Total non-operating expenses	$38.4	$90.2	$(51.8)	(57.4%)

Interest on borrowings decreased $5.1 million due primarily to lower average interest rates in 2013, compared to 2012, as a result of the Company’s debt refinancings in 2012 and 2013. In connection with the termination of interest rate swaps during 2012, the Company recorded a loss in 2012 of $26.7 million, recorded higher amortization on terminated derivatives of $6.3 million in 2013 and no longer recorded changes in derivative fair value, all of which decreased non-operating expenses by $17.4 million in 2013, compared to 2012. In 2013, we recorded a gain of $25.4 million, net of direct expenses, for the sale of our Fathom Events business on December 26, 2013. During 2013, we also recorded an impairment charge on a cost method investment of $0.8 million and had lower other non-operating expense primarily due primarily to a decrease in write-offs of debt issuance costs during 2013.

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

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including increased competition related to the expansion of online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, growth in our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and audience targeting systems that are in process. We could also benefit from the effectiveness of cinema advertising relative to other advertising mediums as consumer viewing habits shift to smaller less effective mobile devices and television ratings and effectiveness declines due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers. The impact of these consumer and media market trends appear to have favorably impacted our upfront national bookings that were up approximately 100% going into 2015, for the period from October 1, 2014 through December 31, 2015, compared to the same five quarter period ending in December 2014 going into 2014. This total excludes approximately $23 million that had been originally committed by a large advertising agency, but was later eliminated from the spending commitment when the merger with Screenvision was challenged by the DOJ. Consistent with television upfront bookings, a portion of our upfront commitments after the fourth quarter of 2014 have cancellation options associated with them that could reduce what is ultimately spent by clients that have made upfront commitments. Due in part to the strength of our upfront bookings, we experienced 22.9% national advertising growth in the fourth quarter of 2014, compared to the fourth quarter of 2013, and going into 2015, our national commitments for fiscal year 2015 were up approximately 74% compared to 2014 at the same time, representing 73% of our 2015 national advertising revenue budget (versus 38% of our 2014 budget).

During 2014 and thus far in 2015, we have entered into agreements with seven new affiliate theatre circuits with 406 screens. In total, these affiliate additions are expected to add approximately 15 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 216 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). One of these affiliates, with 142 screens and approximately 7 million attendees, will become a part of our network in January 2016. We expect these additional attendees to provide our advertising clients a better marketing product with increased advertising impressions, improved geographic coverage and better audience targeting capabilities that is expected to expand our and our theatre circuit partner’s revenue, operating income and cash flow. Our future revenue growth could also be positively impacted by the expansion of our advertising network, including the proposed merger with Screenvision. We also believe that the continued growth of our market coverage ubiquity and overall number of impressions will strengthen our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other out-of home advertising platforms.

In 2014, we experienced a decline of 16.4%, compared to 2013, in national advertising CPMs (excluding beverage revenue) due primarily to the increased competition from other national video networks, including online and mobile advertising platforms and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client industries that traditionally buy their television and other advertising at lower CPMs. However, national advertising CPMs (excluding beverage) began to stabilize in the fourth quarter of 2014 and we do expect them to continue to stabilize for the fiscal year 2015 due primarily to the greater upfront demand.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2014, we sold 60 seconds to our founding members. In December 2014, we were notified by one of our founding members that beginning in July 2015, they will reduce their beverage advertising from 60 seconds to 30 seconds to accommodate a six-month test of other in-theatre marketing activities by their beverage supplier. During the six-month test, we will have the right to sell the 30 second unit to other clients. We expect this decrease to result in a reduction in beverage revenue of approximately $2.8 million in the third and fourth quarters of 2015, however, we believe that some or all of this revenue may be replaced through the sale of advertising to other brands who will find this premium inventory attractive. The other founding members have just signed long-term contracts with their beverage suppliers that require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, beginning in 2012, the time sold to the founding member beverage supplier is priced equal to the annual percentage change in the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us. Due to our lower segment one CPMs in 2014, the CPM on our beverage concessionaire revenue will decrease 14.4% in 2015.

In consideration for our access to founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of January 1, 2015, 89% of our founding member network screens were showing advertising on digital cinema projectors.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision as described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014, which resulted in no adjustment and is subject to adjustment based upon Screenvision’s positive working capital at closing up to a maximum of $10 million. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. If prior to May 5, 2015 (or 90 days thereafter if extended by NCM, Inc. or Screenvision), certain conditions to the merger are not fulfilled, the merger is prohibited by law or a final non-appealable government order, or if NCM, Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. Further, NCM LLC would indemnify NCM, Inc. for the merger-related administrative costs incurred related to the merger (approximately $7.5 million as of January 1, 2015). If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to NCM, Inc. up to a maximum of $28.8 million (including the $10 million). If the merger is not completed and NCM, Inc. is required to pay the termination fee, our future financial results would be adversely affected. The Commitment Letter and certain NCM LLC senior secured credit facility amendments expire on April 1, 2015. We are working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt. As a result of these transactions, we extended the average maturities of our debt by over six years. As of January 1, 2015, the average remaining maturity of our debt is 6.4 years. As of January 1, 2015, approximately 67% of our total borrowings bear interest at fixed rates. The remaining 33% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 8 to the audited financial statements included elsewhere in this document.

Trends Related to Ownership in NCM LLC

In accordance with our Common Unit Adjustment Agreement with our founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2014, we issued 1,087,911 common membership units to our founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to our network during 2013. Of these units, 432,646 related to theatre acquisitions and 655,265 related to new theatres constructed, net of closures. We recorded a net intangible asset of approximately $16.4 million during the first quarter of 2014 as a result of the annual Common Unit Adjustment. The common unit adjustment for the first quarter of 2014 was lower than the adjustment for the first quarter of 2013 primarily due to the fact that the founding members opened fewer net new theatres while two of the founding members made large acquisitions that exceeded the two percent of attendance threshold requiring us to make special common unit adjustments in 2013 rather than include the common unit issuance in the annual common unit adjustment.

Financial Condition and Liquidity

Liquidity

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as, available cash payments (as defined in the NCM LLC Operating Agreement) to our founding members and managing member, interest or principal payments on our term loan and the Senior Secured Notes and Senior Unsecured Notes.

A summary of our financial liquidity is as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012	$ Change 2013 to 2014	$ Change 2012 to 2013
Cash and cash equivalents	$10.2	$13.3	$10.7	$(3.1)	$2.6
Revolver availability (1)	113.0	104.0	110.0	9.0	(6.0)

Total liquidity	$123.2	$117.3	$120.7	$5.9	$(3.4)

(1)	The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total availability under the revolving credit facility is $135.0 million.

We have generated and used cash as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Operating cash flow	$143.4	$168.5	$97.2
Investing cash flow	$(7.5)	$(19.0)	$(17.4)
Financing cash flow	$(139.0)	$(146.6)	$(78.6)

Cash Flows – Years Ended January 1, 2015 and December 26, 2013

Operating Activities. The $25.1 million decrease in cash provided by operating activities for the year ended January 1, 2015 versus the year ended December 26, 2013 was due primarily to the $40.6 million decrease in net income (not including the $26.0 million noncash gain on the sale of Fathom Events during 2013) and a $16.0 decrease in the change in accounts payable and accrued expenses due to lower expenses and timing of payments, partially offset by a $24.7 million smaller change in accounts receivable period over period primarily due to lower revenue and timing of collections in the period.

Investing Activities. The $11.5 million decrease in cash used in investing activities for the year ended January 1, 2015 compared to the year ended December 26, 2013 was due primarily to a decrease of approximately $5.9 million in affiliate payments for the upfront fees paid upon commencement of certain network affiliate agreements and an increase of approximately $4.2 million in proceeds from notes receivable from the founding members related to the sale of the Fathom Events business.

Financing Activities. The $7.6 million decrease in cash used in financing activities during the year ended January 1, 2015 compared to the year ended December 26, 2013 was due primarily to a decrease of approximately $33.3 million in distributions to our founding members and managing member, partially offset by a decrease of approximately $19.5 million in proceeds from the settlement of share-based compensation and a decrease in cash proceeds from borrowings, net of payments, of approximately $9.0 million.

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

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Refer to Note 8—Borrowings to the audited financial statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2013 and 2014.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC and for the year ended January 1, 2015 was $146.4 million.

Capital Expenditures

Our Capital expenditures have typically been capitalized software upgrades for our DCS and advertising proposal and inventory management and audience targeting systems being developed primarily by our programmers and outside consultants, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended January 1, 2015 were $8.8 million (including $1.6 million associated with network affiliate additions) compared to $10.6 million (including $2.2 million associated with network affiliate additions) for the 2013 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within our founding members’ theatres have been made by our founding members under the ESAs. We expect they will continue to be made by our founding members in accordance with the ESAs.

We expect to make approximately $11.0 million to $12.0 million of capital expenditures in fiscal 2015, primarily for upgrades to our DCS distribution and content management software and our other internal management systems, including our proposal, inventory and audience targeting management systems, reporting systems, server and storage upgrades, software licensing, our internet site, mobile app and network equipment related to currently contracted network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory and create more targeted buys from our national advertising clients to prepare us for future growth. Our capital expenditures may increase should we decide to add additional network affiliates to our network. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

As of January 1, 2015, our senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, we entered into an incremental amendment of our senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, we entered into an amendment of our senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The amendment also contains certain amendments (“Conditional Amendments”) to the senior secured credit facility that will only be effective upon the contribution of Screenvision assets and NCM, Inc. debt to us. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and our founding members, NCM, Inc. may contribute the Screenvision assets and the new NCM, Inc. debt facility to NCM LLC in exchange for NCM LLC common membership units. To allow for this potential contribution to NCM LLC, the Conditional Amendments include an increase in the amount of incremental senior secured indebtedness permitted by the Amended Credit Facility from $160 million to $250 million. If the Screenvision contribution to us does not occur by April 1, 2015, the Conditional Amendments will not become effective and lender consent for the Conditional Amendments will be immediately and automatically revoked, unless extended. The obligations under the facility are secured by a lien on substantially all of the assets of NCM LLC.

On July 2, 2014, in contemplation of the merger with Screenvision, NCM, Inc. entered into Commitment Letter with certain existing NCM LLC revolving credit facility lenders. Under the Commitment Letter, subject to certain conditions, the lenders committed to make a term loan in an aggregate principal amount of $250 million to fund the Screenvision merger and related expenses. This term loan is expected to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. The term loan will mature on the second anniversary of the funding of the term loan. NCM, Inc. has the right to contribute the Screenvision assets and the $250 million loan to NCM LLC, at which point, the Conditional Amendments to the amended senior secured credit facility described above will become effective. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. We are working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest.

On May 2, 2013, we entered into an amendment of its senior secured credit facility whereby the facility was increased from $265.0 million to $270.0 million. In connection with the amendment, the interest rates on the revolving credit facility and term loans were reduced as described further in Note 8 to the audited financial statements. On July 5, 2011, we completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. On April 27, 2012, we completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. For further information refer to Note 8 to the audited financial statements located elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which we were in compliance at January 1, 2015, including a consolidated net senior secured leverage ratio as of January 1, 2015 of 3.4 versus a covenant of 6.5 times for each quarterly period. We are permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and our subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as our consolidated net senior secured leverage ratio is below 6.5 times and we are in compliance with our debt covenants. If there are limitations on the restricted payments, we may not declare or pay any dividends, or make any payments on our account, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for our obligations. When these restrictions are effective, we may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. We can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to our founding members.

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

Allowance for doubtful accounts

Nature of Estimates Required. The allowance for doubtful accounts represents management’s estimate of probable credit losses inherent in its trade receivables, which represent a significant asset on the balance sheet. Estimating the amount of the allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. Account receivable balances are charged against the allowance, while recoveries of amounts previously charged are credited to the allowance. A provision for bad debt is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as, other pertinent factors. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

Sensitivity Analysis. As of January 1, 2015, our allowance for doubtful accounts was $4.3 million, or 3.6% of the gross accounts receivable balance. A 10% difference in the allowance for doubtful accounts as of January 1, 2015 would have affected net income by approximately $0.4 million.

Share-based compensation

Nature of Estimates Required. NCM, Inc.’s 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plan”) is treated as an equity plan under the provisions of Accounting Standards Codification ASC 718 – Compensation – Stock Compensation, and the determination of fair value of options, restricted stock and restricted stock units for accounting purposes requires that management make complex estimates and judgments. Under the guidance, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. Although NCM, Inc. has not granted stock options since 2012, we use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The determination of fair value of stock options utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc.’s common stock on the date of grant. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over the requisite service period. Certain of the restricted stock awards include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period. Compensation expense is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

Assumptions and Approach Used. In determining the value of stock options, we estimate an expected dividend yield based upon our expectation of the dividend that will be paid out on the underlying NCM, Inc. shares during the expected term of the option. Expected volatility is based on NCM, Inc.’s historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price over a period of time commensurate with the expected term. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with a term commensurate with the award’s expected term.

For restricted stock with vesting contingent on the achievement of NCM, Inc.’s performance conditions, the amount of compensation expense is estimated based on the expected achievement of the performance condition. This requires us to make estimates of the likelihood of the achievement of NCM, Inc.’s performance conditions, which is highly judgmental. We base our judgments as to the expected achievement of NCM, Inc.’s performance conditions based on the financial projections of NCM, Inc. that are used by management for business purposes, which represent our best estimate of expected NCM, Inc. performance. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of stock-based awards, we may be required to accelerate, increase or decrease any remaining, unrecognized stock-based compensation expense. To the extent that NCM, Inc. grants additional stock-based awards, compensation expense will increase in relation to the fair value of the additional grants. Compensation expense may be significantly impacted in the future to the extent our estimates differ from actual results.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, refer to the information provided under Note 1 to the audited financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, refer to the information provided under Note 7—Related Party Transactions to the audited financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. Refer to “—Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations as of January 1, 2015 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$—	$—	$292.0	$600.0	$892.0
Cash interest on borrowings (2)	48.7	103.5	106.2	80.5	338.9
Office leases	2.5	4.6	3.4	2.5	13.0
Network affiliate agreements (3)	6.1	19.2	7.0	4.7	37.0

Total contractual cash obligations	$57.3	$127.3	$408.6	$687.7	$1,280.9

(1)	We have a $135.0 million variable rate revolving credit facility of which $22.0 million was outstanding as of January 1, 2015. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(2)	The amounts of future cash interest payments in the table above are based on the amount outstanding on the Senior Secured Notes, Senior Unsecured Notes, term loans and revolving credit facility, as well as, estimated rates of interest over the term of the variable rate revolving credit facility and term loan. The Senior Unsecured Notes due in 2021 are at a fixed rate of 7.875%. The Senior Secured Notes due in 2022 are at a fixed rate of 6.00%. In addition, we have variable rate term loans and a revolving credit facility. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above. In addition to the cash interest, we expect to amortize the remaining $1.6 million in the first quarter of 2015 related to our terminated interest rate swap agreements as discussed in Note 13 to the audited financial statements included elsewhere in this document.
(3)	The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to our network affiliates. During 2014, we paid an inconsequential amount under these agreements and an inconsequential amount of liabilities were recorded as of January 1, 2015 for these obligations. For additional details refer to the information provided under Note 11 to the audited financial statements included elsewhere in this document.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes bear interest at fixed rates, and therefore are not subject to market risk. As of January 1, 2015, the interest rate risk that we are exposed to is related to our $135.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.9 million for an annual period on the $22.0 million and $270.0 million outstanding as of January 1, 2015 on our revolving credit facility and term loan, respectively.

Item 8. Financial Statements and Supplementary Data

Refer to Index to Financial Statements and Supplemental Information on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure. As of January 1, 2015, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of January 1, 2015 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of January 1, 2015, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of January 1, 2015 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 1, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 11. Executive Compensation

The information required by this item regarding compensation of executive officers and directors of NCM, Inc. is incorporated herein by reference from NCM, Inc.’s Proxy Statement under the headings “Compensation of Executive Officers,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation”.

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

For Equity Incentive Plan information, refer to NCM, Inc.’s Proxy Statement under the heading “Equity Compensation Plan”, which information is incorporated herein by reference.

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

(b) Exhibits

Refer to Exhibit Index, beginning on page 61.

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

NATIONAL CINEMEDIA, LLC

(Registrant)

By: National CineMedia, Inc., its manager

Dated: March 10, 2015	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 10, 2015	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Dated: March 10, 2015	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kurt C. Hall	President, Chief Executive Officer (Principal Executive Officer)	March 10, 2015
Kurt C. Hall

/s/ David J. Oddo	Senior Vice President, Finance and Interim Co-Chief Financial Officer	March 10, 2015
David J. Oddo	(Principal Financial Officer)

/s/ Jeffrey T. Cabot	Senior Vice President, Controller and Interim Co-Chief Financial Officer	March 10, 2015
Jeffrey T. Cabot	(Principal Accounting Officer)

/s/ Lawrence A. Goodman	Director	March 10, 2015
Lawrence A. Goodman

/s/ David R. Haas	Director	March 10, 2015
David R. Haas

/s/ Stephen L. Lanning	Director	March 10, 2015
Stephen L. Lanning

/s/ Thomas F. Lesinski	Director	March 10, 2015
Thomas F. Lesinski

/s/ Paula Williams Madison	Director	March 10, 2015
Paula Williams Madison

/s/ Amy E. Miles	Director	March 10, 2015
Amy E. Miles

/s/ Lee Roy Mitchell	Director	March 10, 2015
Lee Roy Mitchell

/s/ Craig R. Ramsey	Director	March 10, 2015
Craig R. Ramsey

/s/ Scott N. Schneider	Director	March 10, 2015
Scott N. Schneider

INDEX TO EXHIBITS

Exhibit	Reference	Description
3.1	(1)	Amended and Restated Certificate of Incorporation. Of National CineMedia, Inc.
3.2	(2)	Amended and Restated Bylaws of National CineMedia, Inc.
3.3	(27)	Certificate of Formation of National CineMedia, LLC
4.1	(28)	Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.
4.2	(28)	Form of 7.875% Senior Notes due 2021 (included in Exhibit 10.13.2).
4.4	(34)	Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.
4.5	(34)	Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.4).
4.6	(35)	Registration Rights Agreement, dated as of April 27, 2012, by and between National CineMedia, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein.
10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.
10.1.1	(19)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.
10.1.2	(21)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.
10.1.3	(47)	Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.
10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.2.1	(15)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.2.2	(22)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.2.3	(31)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and American Multi-Cinema, Inc.
10.2.4	(52)	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)
10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

Exhibit	Reference	Description
10.3.1	(16)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.3.2	(23)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.3.3	(32)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Cinemark USA, Inc.
10.3.4	(52)	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)
10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.4.1	(17)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.4.2	(24)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.4.3	(33)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Regal Cinemas, Inc.
10.4.4	(52)	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)
10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.
10.7.1	(14)	Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.
10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)
10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

Exhibit	Reference	Description
10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.
10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.
10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.
10.13	(41)	Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.
10.13.1	(42)	Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.
10.13.2	(46)	Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.
10.13.3	(53)	Amendment No. 6 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of July 2, 2014.
10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +
10.14.1	(18)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +
10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +
10.15.1	(18)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +
10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +
10.18.1	(18)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +
10.19	(45)	National CineMedia, Inc. 2007 Equity Incentive Plan. +
10.20	(4)	Form of Option Substitution Award. +
10.21	(5)	Form of Restricted Stock Substitution Award. +
10.22	(6)	Form of Stock Option Agreement. +
10.22.1	(18)	Form of 2009 Stock Option Agreement. +
10.22.2	(25)	Form of 2010 Stock Option Agreement. +
10.22.3	(30)	Form of 2011 Stock Option Agreement. +
10.22.4	(43)	Form of 2012 Stock Option Agreement. +
10.23	(7)	Form of Restricted Stock Agreement. +
10.23.3	(30)	Form of 2011 Restricted Stock Agreement. +
10.23.4	(43)	Form of 2012 Restricted Stock Agreement. +
10.23.5	(43)	Form of 2012-2 Restricted Stock Agreement. +
10.23.3	(48)	Form of 2013 Restricted Stock Agreement (Time Based). +
10.23.4	(49)	Form of 2013 Restricted Stock Agreement (Performance Based). +
10.23.5	(54)	Form of 2014 Restricted Stock Agreement (Time Based). +
10.23.6	(55)	Form of 2014 Restricted Stock Agreement (Performance Based). +
10.23.7	(57)	Form of 2015 Restricted Stock Agreement (Time Based). +
10.23.8	(57)	Form of 2015 Restricted Stock Agreement (Performance Based). +

Exhibit	Reference	Description
10.24	(8)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.
10.24.1	(37)	Confirmation of Partial Termination of Swap, dated May 21, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.
10.24.2	(50)	Cancellation of Swap, dated November 26, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.
10.25	(9)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.
10.27	(10)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.
10.27.1	(38)	Confirmation of Partial Termination of Swap, dated May 22, 2012, between National CineMedia, LLC and Credit Suisse International.
10.27.2	(50)	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Credit Suisse International.
10.28	(11)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.
10.29	(12)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.
10.29.1	(39)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.
10.29.2	(48)	Cancellation of Swap, dated January 9, 2013, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.
10.30	(13)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.
10.34	(18)	Form of Restricted Stock Unit Agreement. +
10.36	(25)	ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.
10.37	(25)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.
10.37.1	(40)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and Barclays Bank PLC.
10.37.2	(50)	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Barclays Bank PLC.
10.38	(20)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.
10.40	(26)	National CineMedia, Inc. 2011 Performance Bonus Plan. +
10.41	(29)	Employment Agreement dated as of August 24, 2011, by and among National CineMedia, Inc., National CineMedia, LLC and Earl B. Weihe. +
10.42	(36)	National CineMedia, Inc. 2012 Performance Bonus Plan. +
10.43	(44)	National CineMedia, Inc. Executive Performance Bonus Plan.
10.43	(51)	Employment Agreement dated as of January 15, 2014, by and among National CineMedia, Inc., National CineMedia, LLC and Alfonso P. Rosabal, Jr.
10.5	(56)	Agreement and Plan of Merger dated as of May 5, 2014, by and among National CineMedia, Inc., SV Holdco, LLC, Acquiror Sub 1, LLC, Acquiror Sub 2, LLC and Screenvision, LLC
12.1	*	Computation of ratio of earnings to fixed charges
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Exhibit	Reference	Description
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Management contract.
(1)	Incorporated by reference to Exhibit 3.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 4.4 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(5)	Incorporated by reference to Exhibit 4.5 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.6 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 4.7 from NCM, Inc.’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(8)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(9)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(10)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(11)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(12)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.4 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.
(15)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(16)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(17)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(18)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.
(19)	Incorporated by reference to Exhibit 10.1.1 from NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.
(20)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 14, 2010.

(21)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(22)	Incorporated by reference to Exhibit 10.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(23)	Incorporated by reference to Exhibit 10.2 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(24)	Incorporated by reference to Exhibit 10.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(25)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on March 9, 2010.
(26)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(27)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-4 (File No. 333-176056) filed August 4, 2011.
(28)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 26, 2011.
(30)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 25, 2011.
(31)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(32)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(33)	Incorporated by reference to Exhibit 10.3 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(34)	Incorporated by reference to Exhibit 4.1 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(35)	Incorporated by reference to Exhibit 4.3 from NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(36)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 4, 2012.
(37)	Incorporated by reference to Exhibit 10.7 to NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 3, 2012.
(38)	Incorporated by reference to Exhibit 10.8 to NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 3, 2012.
(39)	Incorporated by reference to Exhibit 10.9 to NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 3, 2012.
(40)	Incorporated by reference to Exhibit 10.10 to NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 3, 2012.
(41)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(42)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(43)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 24, 2012.
(44)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2013.
(45)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2013.
(46)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 7, 2013.

(47)	Incorporated by reference to Exhibit 10.1.3 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on September 9, 2013.
(48)	Incorporated by reference to Exhibit 10.23.5 to NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 22, 2013.
(49)	Incorporated by reference to Exhibit 10.23.6 to NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 22, 2013.
(50)	Incorporated by reference to Exhibits of the same number to NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 22, 2013.
(51)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on January 22, 2014.
(52)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 21, 2014.
(53)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on July 3, 2014.
(54)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2014.
(55)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2014.
(56)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 6, 2014.
(57)	Incorporated by reference to Exhibits of the same number from NCM, Inc.’s Annual Report on Form 10-K (File No. 001-33296) filed on February 27, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC as of January 1, 2015 and December 26, 2013, and the related statements of income, comprehensive income, members’ equity/ (deficit), and cash flows for the years ended January 1, 2015, December 26, 2013 and December 27, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of January 1, 2015 and December 26, 2013, and the results of its operations and its cash flows for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 9, 2015

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	January 1, 2015	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.2	$13.3
Receivables, net of allowance of $4.3 and $5.7, respectively	116.5	120.4
Prepaid expenses	3.3	2.9
Prepaid administrative fees to managing member	0.7	0.8
Current portion of notes receivable- founding members	4.2	4.2

Total current assets	134.9	141.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $72.9 and $69.5, respectively	22.4	25.6
Intangible assets, net of accumulated amortization of $69.3 and $48.7, respectively	488.6	492.0
Debt issuance costs, net of accumulated amortization of $17.8 and $15.0, respectively	15.5	17.7
Long-term notes receivable, net of current portion - founding members	16.6	20.8
Other investments (including $1.3 and $1.1 with related parties, respectively)	2.5	1.1
Other assets	0.6	0.4

Total non-current assets	546.2	557.6

TOTAL ASSETS	$681.1	$699.2

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	34.9	30.1
Amounts due to managing member	23.6	24.6
Accrued expenses	19.0	19.4
Accrued payroll and related expenses	9.0	11.5
Accounts payable (including $1.0 and $0.8 to related party affiliates, respectively)	11.5	18.1
Deferred revenue	8.5	4.7
Current portion of long-term debt	—	14.0

Total current liabilities	106.5	122.4
NON-CURRENT LIABILITIES:
Long-term debt	892.0	876.0

Total non-current liabilities	892.0	876.0

Total liabilities	998.5	998.4

COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $1.6 and $11.6 million, respectively)	(317.4)	(299.2)

TOTAL LIABILITIES AND EQUITY/DEFICIT	$681.1	$699.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
REVENUE:
Advertising (including revenue from founding members of $38.7, $41.6 and $39.9, respectively)	$394.0	$426.3	$409.5
Fathom Events	—	36.5	39.3

Total	394.0	462.8	448.8

OPERATING EXPENSES:
Advertising operating costs (including $3.7, $3.6 and $4.2 to related parties, respectively)	26.4	29.0	31.3
Fathom Events operating costs (including $0.0, $5.3 and $5.9 to founding members, respectively)	—	25.5	29.0
Network costs	18.3	18.7	18.9
Theatre access fees—founding members	70.6	69.4	64.5
Selling and marketing costs (including $0.9, $1.4 and $1.1 to founding members, respectively)	57.6	61.5	60.5
Administrative and other costs	19.3	20.1	20.3
Administrative fee—managing member	10.2	10.0	12.1
Depreciation and amortization	32.4	26.6	20.4

Total	234.8	260.8	257.0

OPERATING INCOME	159.2	202.0	191.8

NON-OPERATING EXPENSES:
Interest on borrowings	52.6	51.6	56.7
Interest income	(1.3)	(0.1)	—
Change in derivative fair value	—	—	(3.0)
Amortization of terminated derivatives	10.0	10.3	4.0
Impairment of investment	—	0.8	—
Loss on swap terminations	—	—	26.7
Gain on sale of Fathom Events to founding members	—	(25.4)	—
Other non-operating expense	0.8	1.2	5.8

Total	62.1	38.4	90.2

INCOME BEFORE INCOME TAXES	97.1	163.6	101.6

Income tax expense	0.8	0.7	0.6

NET INCOME	$96.3	$162.9	$101.0

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
NET INCOME, NET OF TAX OF $0.8, $0.7 AND $0.6, RESPECTIVELY	$96.3	$162.9	$101.0
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	10.0	10.3	4.0
Net unrealized gain on cash flow hedges	—	—	31.1

COMPREHENSIVE INCOME	$106.3	$173.2	$136.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 29, 2011	110,814,569	$(527.5)
Capital contribution from managing member	551,654	2.3
Distribution to managing member	—	(72.7)
Distribution to founding members	—	(76.8)
Units issued for purchase of intangible asset	651,612	10.1
Comprehensive income	—	136.1
Share-based compensation expense/capitalized	—	4.3

Balance—December 27, 2012	112,017,835	$(524.2)

Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3

Balance—December 26, 2013	126,974,805	$(299.2)

Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7

Balance—January 1, 2015	128,294,505	$(317.4)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96.3	$162.9	$101.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.4	26.6	20.4
Non-cash share-based compensation	4.6	3.2	4.3
Net unrealized gain on hedging transactions	—	—	(3.0)
Impairment of investment	—	0.8	—
Amortization of terminated derivatives	10.0	10.3	4.0
Amortization of debt issuance costs	2.8	2.8	2.4
Equity in earnings of non-consolidated entities	(0.2)	—	—
Write-off of debt issuance costs and other non-operating items	—	1.2	5.9
Loss on swap terminations	—	—	26.7
Gain on sale of Fathom Events	—	(26.0)	—
Payment for swap terminations	—	—	(63.4)
Changes in operating assets and liabilities:
Receivables, net	2.7	(22.0)	(2.5)
Accounts payable and accrued expenses	(9.1)	6.9	3.5
Amounts due to founding members and managing member	0.8	3.5	(5.0)
Other, net	3.1	(1.7)	2.9

Net cash provided by operating activities	143.4	168.5	97.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.7)	(10.1)	(10.4)
Payment from founding members for intangible assets	—	—	0.2
Purchases of intangible assets from network affiliates	(3.0)	(8.9)	(7.2)
Proceeds from note receivable - founding members	4.2	—	—

Net cash used in investing activities	(7.5)	(19.0)	(17.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	138.0	59.0	546.0
Repayments of borrowings	(136.0)	(48.0)	(461.0)
Payment of debt issuance costs	(0.6)	(3.4)	(14.0)
Founding member integration payments	2.1	2.1	—
Distributions to founding members and managing member	(143.3)	(176.6)	(151.9)
Unit settlement for share-based compensation	0.8	20.3	2.3

Net cash used in financing activities	(139.0)	(146.6)	(78.6)

CHANGE IN CASH AND CASH EQUIVALENTS	(3.1)	2.9	1.2
CASH AND CASH EQUIVALENTS:
Beginning of period	13.3	10.4	9.2

End of period	$10.2	$13.3	$10.4

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS—(Continued)

(In millions)

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$16.4	$221.6	$10.1
Accrued distributions to founding members and managing member	$60.6	$57.5	$40.7
Operating segment sold under notes receivable	$—	$25.0	$—
Increase in cost and equity method investments	$1.2	$0.3	$0.6
Write-off of property and equipment included in accrued expenses	$(0.4)	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.9	$49.3	$50.7
Cash paid for income taxes, net of refunds	$—	$0.1	$0.6

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides the Services to certain third-party theatre circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from three to twenty years.

As of January 1, 2015, the Company had 128,294,505 common membership units outstanding, of which 58,750,926 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark, and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2—Divestiture.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014, which resulted in no adjustment and is subject to adjustment based upon Screenvision’s positive working capital at closing up to a maximum of $10 million. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the merger. The Commitment Letter and NCM LLC senior secured credit facility amendments expire on April 1, 2015. The Company is working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

As a result of the various related-party agreements discussed in Note 7—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and interest rate swaps. Actual results could differ from those estimates.

Significant Accounting Policies

Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2014 contained 53 weeks. Fiscal years 2013 and 2012 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
January 1, 2015	2014
December 26, 2013	2013
December 27, 2012	2012

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only reportable segment under the requirements of ASC 280 – Segment Reporting. Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 14—Segment Reporting.

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by the Company and other companies. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event was held.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to necessary items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $1.3 million, $1.9 million and $3.0 million, respectively. Expense recorded from barter transactions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $1.2 million, $2.9 million and $1.3 million, respectively.

Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Fathom Events operating costs include revenue share under the ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs were not specifically allocated between the advertising business and the Fathom Events business (prior to the sale of Fathom Events).

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Restricted Cash—As of January 1, 2015 and December 26, 2013, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company’s New York office.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of January 1, 2015 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	January 1, 2015	December 26, 2013
Trade accounts	$119.4	$124.5
Other	1.4	1.6
Less: Allowance for doubtful accounts	(4.3)	(5.7)

Total	$116.5	$120.4

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 – Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company’s inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of January 1, 2015 and December 26, 2013, the Company had a net book value of $9.5 million and $10.9 million, respectively, of capitalized software and website development costs. Approximately $6.5 million, $6.1 million and $4.1 million was recorded for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, in depreciation expense related to software and website development. For the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded $1.7 million, $1.8 million and $0.8 million in research and development expense, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly. Available cash distributions are made quarterly.

Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC operating agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made monthly.

Income Taxes—NCM LLC is not a taxable entity for federal income tax purposes. Accordingly, NCM LLC does not directly pay federal income tax. NCM LLC’s taxable income or loss, which may vary substantially from the net income or loss reported in the Statements of Income, is includable in the federal income tax returns of each founding member and the managing member. NCM LLC is, however, a taxable entity under certain state jurisdictions. Further, in some state instances, NCM LLC may be required to remit composite withholding tax based on its results on behalf of its founding members and managing member.

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 8—Borrowings, there is a balance of $15.5 million and $17.7 million in deferred financing costs as of January 1, 2015 and December 26, 2013, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
Beginning balance	$17.7	$18.3	$12.6
Debt issuance payments	0.6	3.4	14.0
Amortization of debt issuance costs	(2.8)	(2.8)	(2.4)
Write-off of debt issuance costs	—	(1.2)	(5.9)

Ending balance	$15.5	$17.7	$18.3

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Other Investments—Other investments consisted of the following (in millions):

	As of
	January 1, 2015	December 26, 2013
Investment in AC JV, LLC (1)	$1.3	$1.1
Other investments (2)	1.2	—

Total	$2.5	$1.1

(1)	Refer to Note 7—Related Party Transactions.
(2)	During 2014, the Company received equity securities in some privately held companies as consideration for advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence of these companies’ operating or financial activities.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded other-than-temporary impairment charges of $0.0 million, $0.8 million and $0.0 million. The impairment charge during 2013 wrote the investment to a remaining fair value of $0.0 million.

Share-Based Compensation—In 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units. In 2013 and 2014, NCM, Inc. only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 9— Share-Based Compensation for more information.

Fair Value Measurements—Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Derivative Instruments—The Company is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. In 2012, NCM LLC utilized certain interest rate swaps to manage these risks. In accordance with ASC 815 – Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that was designated as a cash flow hedge was recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as, any change in the fair value of a derivative that is not designated as a hedge, was recorded immediately in the Statements of Income. For more information, refer to Note 13—Derivative Instruments and Hedging Activities.

Recent Accounting Pronouncements

In March 2014, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 13-D, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“EITF 13-D”). Under EITF 13-D, a performance target that can be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects grant date fair value. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be achieved. If necessary, compensation cost is subsequently adjusted, to reflect those awards that ultimately vest. EITF 13-D will be effective, on a prospective basis, for the Company during its first quarter of 2016, with early adoption permitted. The adoption of this standard is not anticipated to have a material impact on the Company’s audited financial statements or notes thereto.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its audited financial statements or notes thereto, as well as, which transition method it intends to use.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. The Company does not expect that the application of ASU 2014-15 will have an impact on the audited financial statements or notes thereto.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (“ASU 2014-17”). The amendments in ASU 2014-17 provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in ASU 2014-17 were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have any impact on the audited financial statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

2. DIVESTITURE

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, the Company received a total of $25.0 million in promissory notes from the founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, the Company formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale. Approximately $1.1 million of the gain recognized related to the re-measurement of the Company’s retained 4% interest in AC JV, LLC. The fair value of the Company’s retained noncontrolling investment of $1.1 million was determined by applying the Company’s ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

Future minimum principal payments under the notes receivable as of January 1, 2015 are approximately as follows (in millions):

Year	Minimum Principal Payments
2015	$4.2
2016	4.2
2017	4.2
2018	4.1
2019	4.1

Total	$20.8

On December 26, 2013, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, the Company entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, the Company entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that the Company will assist with event sponsorship sales in return for a share of the sponsorship revenue. The Company has also agreed to provide creative and media production services for a fee. For more information, refer to Note 7—Related Party Transactions.

Due to the Company’s continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income. Refer to Note 7—Related Party Transactions for further discussion of the investment.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	January 1, 2015	December 26, 2013
Equipment, computer hardware and software	$89.4	$90.2
Leasehold improvements	3.6	3.6
Less: Accumulated depreciation	(72.9)	(69.5)

Subtotal	20.1	24.3
Construction in progress	2.3	1.3

Total property and equipment	$22.4	$25.6

For the years ended January 1, 2015, December 26, 2013, and December 27, 2012, the Company recorded depreciation expense of $11.1 million, $10.4 million, and $8.7 million, respectively.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10 – Intangibles – Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services. In addition, if common membership units

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

are issued to a founding member for theatres under an existing on-screen consulting agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

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

The following is a summary of the Company’s intangible assets (in millions):

	As of December 26, 2013	Additions (1)	Amortization	Integration Payments (3)	As of January 1, 2015
Gross carrying amount	$540.7	$19.4	$—	$(2.2)	$557.9
Accumulated amortization	(48.7)	—	(20.6)	—	(69.3)

Total intangible assets, net	$492.0	$19.4	$(20.6)	$(2.2)	$488.6

	As of December 27, 2012	Additions (2)	Amortization	Integration Payments (3)	As of December 26, 2013
Gross carrying amount	$312.8	$230.7	$—	$(2.8)	$540.7
Accumulated amortization	(32.5)	—	(16.2)	—	(48.7)

Total intangible assets, net	$280.3	$230.7	$(16.2)	$(2.8)	$492.0

(1)	During the first quarter of 2014, the Company issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2013. The Company recorded a net intangible asset of $16.4 million in the first quarter of 2014 as a result of the Common Unit Adjustment.

During 2014, the Company purchased intangible assets for $3.0 million associated with network affiliate agreements.

(2)	During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2012. The Company recorded a net intangible asset of $69.0 million in the first quarter of 2013 as a result of the common unit adjustment.

In June 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas and one other newly built theatre. NCM LLC recorded a net intangible asset of approximately $91.2 million for this Common Unit Adjustment.

In November 2013, NCM LLC issued 3,372,241 common membership units to Regal for attendees added in connection with Regal’s acquisition of Hollywood Theatres and three other newly built theatres. NCM LLC recorded a net intangible asset of approximately $61.6 million for this Common Unit Adjustment.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

During 2013, the Company purchased intangible assets for $8.9 million associated with network affiliate agreements.

(3)	Rave had pre-existing advertising agreements for some of the theatres it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended January 1, 2015 and December 26, 2013, the Company recorded a reduction to net intangible assets of $2.2 million and $2.8 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended January 1, 2015 and December 26, 2013, the founding members paid $2.1 million and $2.1 million, respectively, in integration payments.

As of January 1, 2015 and December 26, 2013, the Company’s intangible assets related to the founding members, net of accumulated amortization was $458.3 million and $463.4 million, respectively with weighted average remaining lives of 22.2 years and 23.0 years as of January 1, 2015 and December 26, 2013, respectively.

As of January 1, 2015 and December 26, 2013, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.3 million and $28.6 million, respectively with weighted average remaining lives of 14.9 years and 15.8 years as of January 1, 2015 and December 26, 2013, respectively.

For the years ended January 1, 2015, December 26, 2013 and December 27, 2012 the Company recorded amortization expense of $20.6 million, $16.2 million and $11.7 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2015	$21.2
2016	$21.3
2017	$21.3
2018	$21.7
2019	$23.4

5. ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of January 1, 2015	As of December 26, 2013
Make-good reserve	$2.0	$1.8
Accrued interest	12.6	12.7
Deferred rent	2.4	2.6
Other accrued expenses	2.0	2.3

Total accrued expenses	$19.0	$19.4

6. MEMBERS’ DEFICIT

NCM LLC’s founding members received all proceeds from NCM, Inc.’s IPO and related issuances of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses. The ESAs with the founding members were amended and restated in conjunction with the IPO under which NCM LLC became the exclusive provider of advertising services to the founding members for a 30-year term. In conformity with

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members had no cost basis in the ESAs, nearly all payments to the founding members with the proceeds of the IPO and related debt, have been accounted for as distributions. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a members’ deficit.

7. RELATED PARTY TRANSACTIONS

Founding Member and Managing Member Transactions— In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members. They include the following:

•	ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the on-screen advertising of the FirstLook pre-show, use of the LEN and lobby promotions. Further, some advertising in the FirstLook pre-show is sold to the founding members to be used to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theatre attendees for on-screen advertising and use of the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee.

•	Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for adjusting membership units held by the founding members based on increases or decreases in the number of screens operated by each founding member.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	January 1, 2015	December 26, 2013	December 27, 2012
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$38.4	$41.4	$39.7
Advertising inventory revenue (included in advertising revenue) (2)	0.3	0.2	0.2
Operating expenses:
Theatre access fee (3)	70.6	69.4	64.5
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	5.1	5.5
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs) (5)	—	0.2	0.4
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (6)	0.9	1.4	1.1
Purchase of movie tickets and concession products (included in advertising operating costs) (6)	—	0.2	—
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	0.1
Administrative fee - managing member (7)	10.2	10.0	12.1
Non-operating expenses:
Gain on sale of Fathom Events (8)	—	25.4	—
Interest income from notes receivable (included in interest income) (8)	1.2	—	—

(1)	For the years ended January 1, 2015, December 26, 2013 and December 27, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.
(2)	The value of such purchases is calculated by reference to the Company’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	Prior to the sale of Fathom Events on December 26, 2013, these payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Prior to the sale of Fathom Events on December 26, 2013, these were used primarily for marketing resale to Fathom Events customers.
(6)	Used primarily for marketing to the Company’s advertising clients.
(7)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Interim Co-Chief Financial Officers, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.
(8)	Refer to discussion of Fathom sale in Note 2—Divestiture.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	As of
Included in the Balance Sheets:	January 1, 2015	December 26, 2013
Current portion of note receivable - founding members (1)	$4.2	$4.2
Long-term portion of note receivable - founding members (1)	16.6	20.8
Investment in AC JV, LLC (2)	1.3	1.1
Prepaid administrative fees to managing member (3)	0.7	0.8
Common unit adjustments and integration payments, net of amortization (included in intangible assets)	458.3	463.4

(1)	Refer to discussion of Fathom sale in Note 2—Divestiture.
(2)	The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC.
(3)	The payments for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.

At the date of NCM, Inc.’s IPO, NCM LLC was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since NCM, Inc.’s IPO date and the Company owns those improvements, except for improvements that were developed jointly by NCM LLC and the founding members, if any.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 are as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
AMC	$21.9	$29.8	$23.1
Cinemark	28.0	36.9	24.2
Regal	29.5	37.1	29.5
Total founding members	79.4	103.8	76.8

NCM, Inc.	67.0	89.6	72.8

Total	$146.4	$193.4	$149.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The mandatory distributions of available cash by the Company to its founding members for the quarter ended January 1, 2015 of $32.9 million, is included in amounts due to founding members in the Balance Sheets as of January 1, 2015 and will be made in the first quarter of 2015. The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended January 1, 2015 of $27.7 million is included in amounts due to managing member on the Balance Sheets as of January 1, 2015 and will be made in the first quarter of 2015.

Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	0.8	1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9

Total	$9.3	$12.2	$13.4	$34.9

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.7	1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable to founding members	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

Amounts due to/from managing member were comprised of the following (in millions):

	As of January 1, 2015	As of December 26, 2013
Distributions payable	$27.7	$26.5
Cost and other reimbursement	(4.1)	(1.9)

Total	$23.6	$24.6

Common Unit Membership Redemption—The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.

AC JV, LLC Transactions— Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Years Ended
Included in the Statements of Income:	January 1, 2015	December 26, 2013
Transition services (included in network costs) (1)	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense)	0.2	—

(1)

In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

The following is a summary of advertising operating costs in the Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	January 1, 2015	December 26, 2013	December 27, 2012
Starplex (1)	$3.5	$2.9	$3.2
Other	0.2	0.5	1.0

Total	$3.7	$3.4	$4.2

The following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Balance Sheets (in millions):

Related Party Affiliate	January 1, 2015	December 26, 2013
Starplex (1)	$0.9	$0.7
Other	0.1	0.1

Total	$1.0	$0.8

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s former directors, who served on the board of directors during 2014.

Other Transactions—The Company has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the years ended January 1, 2015 and December 26, 2013, this company generated approximately $0.3 million and $0.6 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.6 million, respectively, of accounts receivable due from this company as of January 1, 2015 and December 26, 2013.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the year ended January 1, 2015, NCM LLC received approximately $0.7 million in revenue from AEG Live and as of January 1, 2015, had $0.4 million of accounts receivable from AEG Live.

NCM LLC provides on-screen advertising free of charge to a charity associated with the Anschutz Corporation. There were no amounts recorded in the audited financial statements during the years ended January 1, 2015 or December 26, 2013 for these services.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

8. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of January 1, 2015 and December 26, 2013 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	January 1, 2015	December 26, 2013	Maturity Date	Interest Rate
Revolving Credit Facility	$22.0	$20.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$892.0	$890.0
Less: current portion of long-term debt	—	(14.0)

Long-term debt, less current portion	$892.0	$876.0

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of January 1, 2015, the Company’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The amendment also contains Conditional Amendments to the senior secured credit facility that will only be effective upon the contribution of Screenvision assets and NCM, Inc. debt to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute the Screenvision assets and the new NCM, Inc. debt facility to NCM LLC in exchange for NCM LLC common membership units. To allow for this potential contribution to NCM LLC, the Conditional Amendments include an increase in the amount of incremental senior secured indebtedness permitted by the Amended Credit Facility from $160 million to $250 million. If the Screenvision contribution to NCM LLC does not occur by April 1, 2015, the Conditional Amendments will not become effective and lender consent for the Conditional Amendments will be immediately and automatically revoked, unless extended. Refer to discussion of the NCM, Inc. Commitment letter below for further details. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of January 1, 2015, the Company’s total availability under the $135.0 million revolving credit facility was $113.0 million. The unused line fee is 0.50% per annum. Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of January 1, 2015 was 2.17%. On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest. The maturity date applicable to the remaining revolving credit facility principal is November 26, 2019.

Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of January 1, 2015 was 2.92%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2015, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members. As of January 1, 2015, the Company’s consolidated net senior secured leverage ratio was 3.4 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company was in compliance as of January 1, 2015.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as the senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of January 1, 2015.

NCM, Inc. Commitment Letter—On July 2, 2014, in contemplation of the Merger with Screenvision, NCM, Inc. entered into the Commitment Letter with certain existing NCM LLC revolving credit facility lenders. Under the Commitment Letter, subject to certain conditions, the lenders committed to make a term loan in an

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

aggregate principal amount of $250 million to fund the Screenvision merger and related expenses. This term loan is expected to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the Merger. The term loan will mature on the second anniversary of the funding of the term loan. NCM, Inc. has the right to contribute the Screenvision assets and the $250 million loan to NCM LLC, at which point, the Conditional Amendments to the amended senior secured credit facility described above would become effective. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. The Commitment Letter and NCM LLC senior secured credit facility amendments expire on April 1, 2015. The Company is working with the merger financing bank group to extend the merger financing commitments to accommodate the litigation process.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of January 1, 2015 are as follows (in millions):

Year	Amount
2015	$—
2016	—
2017	—
2018	—
2019	292.0
Thereafter	600.0

Total	$892.0

9. SHARE-BASED COMPENSATION

The NCM, Inc. 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), reserves 12,974,589 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 4,126,037 remain available for future grants as of January 1, 2015. The management services agreement provides that the Company may participate in the Equity Incentive Plan. The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan. In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Restricted stock units granted to non-employee directors vest after approximately one year.

Compensation Cost—The Company recognized $7.7 million, $5.9 million and $9.0 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively, of share-based compensation expense and $0.1 million, $0.1 million and $0.2 million was capitalized during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying audited financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were approximately $4.6 million, $3.2 million and $4.3 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

No compensation expense was recorded for the 2012 non-vested restricted stock grants subject to performance conditions as the grants were not expected to vest due to the projected underperformance against the specified non-GAAP targets as of January 1, 2015. As of January 1, 2015, unrecognized compensation cost related to unvested options was approximately $0.1 million, which will be recognized over a weighted average remaining period of 0.5 years. As of January 1, 2015, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $12.5 million, which will be recognized over a weighted average remaining period of 1.9 years.

Stock Options—A summary of option award activity under the Equity Incentive Plan as of January 1, 2015, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 26, 2013	3,056,582	$17.02
Granted	—	—
Exercised	(57,499)	13.91
Forfeited	(92,831)	16.50
Expired	—	—
Antidilution adjustments made to outstanding options in connection with a special dividend (1)	98,589	16.49

Outstanding as of January 1, 2015	3,004,841	$16.53	5.7	$1.1

Exercisable as of January 1, 2015	2,839,945	$16.74	5.7	$0.8
Vested and expected to vest as of January 1, 2015	3,004,548	$16.53	5.7	$1.1

(1)	In connection with NCM, Inc.’s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of the Company’s Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by NCM, Inc.’s employees were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35 - $24.68 per share to $5.18 - $23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options. The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares. There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

The weighted average grant date fair value of granted options was $4.08 per share for the year ended December 27, 2012. The intrinsic value of options exercised during the year was $0.2 million, $6.1 million and $1.4 million for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The total fair value of awards vested during the years ended January 1, 2015, December 26, 2013 and December 27, 2012 was $2.2 million, $4.9 million and $7.8 million, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended January 1, 2015, December 26, 2013 and December 27, 2012:

	Years Ended
	January 1, 2015		December 26, 2013	December 27, 2012
Expected term (in years)		(1)	(1)	6.0
Risk free interest rate		(1)	(1)	0.8%-1.1%
Expected volatility		(1)	(1)	53.2%-54.6%
Dividend yield		(1)	(1)	5.5%

(1)	The Company did not grant stock options during the years ended January 1, 2015 and December 26, 2013.

Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2012, 2013 and 2014 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

The weighted average grant date fair value of non-vested stock was $19.18, $15.17 and $13.23 for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The total fair value of awards vested was $3.6 million, $7.5 million and $6.9 million during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

As of January 1, 2015, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 1,166,813.

A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of January 1, 2015, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of December 26, 2013	2,074,866	$14.91
Granted	919,050	19.18
Vested	(257,390)	13.97
Forfeited	(580,530)	16.54

Non-vested balance as of January 1, 2015	2,155,996	$16.40

10. EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $1.0 million and $1.0 million during the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

11. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

On November 3, 2014, the DOJ filed, in the U.S. district court for the Southern District of New York, the DOJ Action seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The DOJ claims that the proposed merger would eliminate competition in the market for pre-show services and eliminate competition between NCM, Inc. and Screenvision for advertisers. On November 3, 2014, the DOJ filed the DOJ Action. A trial date has been scheduled for April 13, 2015. A merger termination payment is discussed below.

Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel. Total lease expense for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, was $2.2 million, $2.3 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of January 1, 2015 are as follows (in millions):

Year	Minimum Lease Payments
2015	$2.5
2016	2.6
2017	2.0
2018	1.7
2019	1.7
Thereafter	2.5

Total	$13.0

Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. During October 2014, the Company offered to all of its network affiliates an extension of their existing agreements by five years, with the per-attendee guarantee and other terms remaining the same as those on the last year of their original term. None of these agreements have yet been signed. As of January 1, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $37.0 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to January 1, 2015. As of January 1, 2015, the Company had an inconsequential

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

amount of liabilities recorded for these obligations and as of December 26, 2013, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

Merger Termination Payment—As described above, on May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision, and on November 3, 2014, the DOJ filed a lawsuit seeking to enjoin the proposed merger. If prior to May 5, 2015 (or 90 days thereafter if extended by NCM, Inc. or Screenvision), certain conditions to the merger are not fulfilled, the merger is prohibited by law or a final non-appealable government order, or if NCM Inc. materially breaches its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, NCM, Inc. may be required to pay a termination fee of approximately $28.8 million. The Company would indemnify NCM, Inc. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay NCM, Inc. a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to NCM, Inc. up to a maximum of $28.8 million (including the $10 million). As of January 1, 2015, the Company did not have a liability recorded for this termination fee. Further, NCM LLC would indemnify NCM, Inc. for the merger-related administrative costs incurred related to the merger (approximately $7.5 million as of January 1, 2015). As of January 1, 2015, the Company did not have a liability recorded for these fees.

12. FAIR VALUE MEASUREMENTS

Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments, notes receivable and borrowings.

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—As described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

As of January 1, 2015 and December 26, 2013, the Company had other investments of $2.5 million and $1.1 million, respectively. The fair value of these investments has not been estimated as of January 1, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of January 1, 2015, the Company had notes receivable totaling $20.8 million from its founding members related to the sale of Fathom Events, as described in Note 2 – Divestiture. These notes were valued using

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

comparative market multiples. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of January 1, 2015		As of December 26, 2013
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$257.9	$270.0	$269.5
Senior Unsecured Notes	200.0	210.8	200.0	220.4
Senior Secured Notes	400.0	400.8	400.0	414.0

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loans. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loans are unhedged and as of January 1, 2015 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities.

During the year ended December 27, 2012, the Company paid breakage fees of $63.4 million which represented the settlement of the Company’s loss position on its interest rate swap agreements. The swaps were terminated with the Company in a loss position and therefore, the Company paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $63.4 million in payments by recording a loss on swap terminations of $26.7 million in the Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during the Company’s refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in AOCI of $26.7 million into earnings in accordance with ASC 815—Derivatives and Hedging (“ASC 815”). The remainder of the breakage fees, or $36.7 million, was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of January 1, 2015, there was approximately $1.6 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, which the Company estimates will be amortized to earnings in the first quarter of 2015.

During the years ended December 26, 2013 and December 27, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The effect of derivative instruments in cash flow hedge relationships on the audited financial statements for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

	Unrealized Gain Recognized in NCM LLC’s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012	January 1, 2015	December 26, 2013	December 27, 2012
Interest Rate Swaps	$10.0	$10.3	$26.0	$—	$—	$(9.1)

The effect of derivatives not designated as hedging instruments under ASC 815 on the audited financial statements for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	January 1, 2015	December 26, 2013	December 27, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$—	$(5.1)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	—	3.0
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(10.0)	(10.3)	(4.0)

Total		$(10.0)	$(10.3)	$(6.1)

The changes in AOCI by component for the year ended January 1, 2015 were as follows (in millions):

	Year Ended	Year Ended
	January 1, 2015	December 26, 2013	Income Statement Location
Balance at beginning of period	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	10.0	10.3	Amortization of terminated derivatives

Total amounts reclassified from AOCI	10.0	10.3

Net other comprehensive income	10.0	10.3

Balance at end of period	$(1.6)	$(11.6)

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

14. SEGMENT REPORTING

Advertising revenue accounted for 100.0%, 92.1% and 91.2%, of revenue for the years ended January 1, 2015, December 26, 2013 and December 27, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended January 1, 2015 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$394.0	$—	$—	$394.0
Operating costs	97.0	—	18.3	115.3
Selling and marketing costs	54.8	—	2.8	57.6
Administrative and other costs	2.8	—	26.7	29.5
Depreciation and amortization	—	—	32.4	32.4
Interest and other non-operating costs	—	—	62.1	62.1

Income (loss) before income taxes	$239.4	$—	$(142.3)	$97.1

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4

Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	18.9	143.7
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	29.0	32.4
Depreciation and amortization	—	—	20.4	20.4
Interest and other non-operating costs	—	—	90.2	90.2

Income (loss) before income taxes	$257.2	$5.3	$(160.9)	$101.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The following is a summary of revenue by category (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
National advertising revenue	$258.8	$295.0	$288.7
Local and regional advertising revenue	96.8	89.9	81.1
Founding member advertising revenue from beverage concessionaire agreements	38.4	41.4	39.7
Fathom Consumer revenue (1)	—	34.4	34.2
Fathom Business revenue (1)	—	2.1	5.1

Total revenue	$394.0	$462.8	$448.8

(1)	Fathom Events was sold on December 26, 2013 as discussed in Note 7—Related Party Transactions.

15. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts for the years ended January 1, 2015, December 26, 2013 and December 27, 2012 were as follows (in millions):

	Years Ended
	January 1, 2015	December 26, 2013	December 27, 2012
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$5.7	$4.5	$4.3
Provision for bad debt	(0.1)	2.1	1.2
Write-offs, net	(1.3)	(0.9)	(1.0)

Balance at end of period	$4.3	$5.7	$4.5

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended January 1, 2015 and December 26, 2013 (in millions):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$70.2	$99.9	$100.8	$123.1
Operating expenses	57.4	57.9	58.1	61.4
Operating income	12.8	42.0	42.7	61.7
Net (loss) income	(2.8)	26.4	27.0	45.7

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$82.2	$122.8	$135.1	$122.7
Operating expenses	60.6	64.8	67.7	67.7
Operating income	21.6	58.0	67.4	55.0
Net income (1)	5.6	41.1	51.8	64.4

(1)	During the fourth quarter of 2013, the Company recorded a gain of $25.4 million related to the sale of Fathom Events. Refer to Note 2—Divestiture.