Form 10-Q
period 2015-04-02
National CineMedia, LLC
filed 2015-05-13
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2015

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

As of May 11, 2015, the registrant had 130,648,539 common membership units outstanding. The common membership units are not publicly traded.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	April 2, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2.5	$10.2
Receivables, net of allowance of $4.5 and $4.3, respectively	79.6	116.5
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	3.5	3.3
Prepaid administrative fees to managing member	0.7	0.7
Current portion of notes receivable - founding members	4.2	4.2
Amounts due from managing member	5.7	—
Other current assets (including $0.3 and $0.0 with founding members, respectively)	0.3	—

Total current assets	96.5	134.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $75.2 and $72.9, respectively	21.6	22.4
Intangible assets, net of accumulated amortization of $74.6 and $69.3, respectively	515.2	488.6
Debt issuance costs, net of accumulated amortization of $18.4 and $17.8, respectively	14.9	15.5
Long-term notes receivable, net of current portion - founding members	16.6	16.6
Other investments (including $1.4 and $1.3 with related parties, respectively)	4.2	2.5
Other assets	0.6	0.6

Total non-current assets	573.1	546.2

TOTAL ASSETS	$669.6	$681.1

LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$2.9	$34.9
Amounts due to managing member	—	23.6
Accrued expenses	20.5	19.0
Accrued payroll and related expenses	6.5	9.0
Accounts payable (including $0.1 and $1.0 to related party affiliates, respectively)	13.2	11.5
Deferred revenue	9.5	8.5

Total current liabilities	52.6	106.5
NON-CURRENT LIABILITIES:
Long-term debt	938.0	892.0

Total non-current liabilities	938.0	892.0

Total liabilities	990.6	998.5
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ EQUITY/DEFICIT (including accumulated other comprehensive loss of $0.0 and $1.6, respectively)	(321.0)	(317.4)

TOTAL LIABILITIES AND EQUITY/DEFICIT	$669.6	$681.1

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF LOSS

(In millions)

(UNAUDITED)

	Three Months Ended
	April 2, 2015	March 27, 2014
REVENUE:
Advertising (including revenue from founding members of $7.7 and 9.5, respectively)	$76.9	$70.2
OPERATING EXPENSES:
Advertising operating costs (including $0.0 and $0.5 to related parties, respectively)	5.8	5.0
Network costs	4.5	4.6
Theatre access fees—founding members	17.2	17.4
Selling and marketing costs (including $0.2 and $0.2 to founding members, respectively)	16.0	15.0
Merger termination fee and related merger costs	40.9	—
Administrative and other costs	5.5	4.7
Administrative fee—managing member	3.2	2.9
Depreciation and amortization	8.0	7.8

Total	101.1	57.4

OPERATING (LOSS) INCOME	(24.2)	12.8

NON-OPERATING EXPENSES:
Interest on borrowings	13.1	13.1
Interest income (including $0.3 and $0.3 from founding members, respectively)	(0.3)	(0.3)
Amortization of terminated derivatives	1.6	2.5
Other non-operating expense	0.1	0.1

Total	14.5	15.4

LOSS BEFORE INCOME TAXES	(38.7)	(2.6)

Income tax expense	—	0.2

NET LOSS	$(38.7)	$(2.8)

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(UNAUDITED)

	Three Months Ended
	April 2, 2015	March 27, 2014
NET LOSS, NET OF TAX OF $0.0 AND $0.2, RESPECTIVELY	$(38.7)	$(2.8)
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	1.6	2.5

COMPREHENSIVE LOSS	$(37.1)	$(0.3)

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended
	April 2, 2015	March 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38.7)	$(2.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.0	7.8
Non-cash share-based compensation	1.7	1.2
Amortization of terminated derivatives	1.6	2.5
Amortization of debt issuance costs	0.6	0.7
Other	(0.1)	—
Changes in operating assets and liabilities:
Receivables, net	35.2	35.0
Accounts payable and accrued expenses	0.6	(15.3)
Amounts due to founding members and managing member	(1.2)	2.1
Other, net	0.9	(0.6)

Net cash provided by operating activities	8.6	30.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.0)	(2.1)
Purchases of intangible assets from network affiliates	(0.9)	(0.5)

Net cash used in investing activities	(2.9)	(2.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	96.0	49.0
Repayments of borrowings	(50.0)	(32.0)
Founding member integration payments	0.8	0.7
Distributions to founding members and managing member	(60.6)	(57.5)
Unit settlement for share-based compensation	0.4	0.5

Net cash used in financing activities	(13.4)	(39.3)

CHANGE IN CASH AND CASH EQUIVALENTS	(7.7)	(11.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.2	13.3

End of period	$2.5	$2.0

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	April 2, 2015	March 27, 2014
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$31.4	$16.4
Accrued distributions to founding members and managing member	$—	$11.5
Increase in cost and equity method investments	$1.6	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.3	$10.2
Cash paid for income taxes, net of refunds	$0.1	$0.2

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theatre circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from three to twenty years.

As of April 2, 2015, NCM LLC had 130,648,539 common membership units outstanding, of which 58,944,045 (45.1%) were owned by NCM, Inc., 26,409,784 (20.2%) were owned by Regal, 25,631,046 (19.6%) were owned by Cinemark and 19,663,664 (15.1%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”). On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to enjoin the merger. On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement. The antitrust lawsuit has been dismissed. After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members. During the three months ended April 2, 2015, the Company paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement. During the three months ended April 2, 2015, the Company also either paid or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $14.1 million ($7.5 million incurred during the year ended January 1, 2015 and approximately $6.6 million incurred during the three months ended April 2, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Basis of Presentation

The Company has prepared the unaudited Condensed Financial Statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of January 1, 2015 is derived from the audited financial statements of NCM LLC. Therefore, the unaudited Condensed Financial Statements should be read in conjunction with the NCM LLC audited Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended January 1, 2015.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 3—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties. The Company manages its business under one reportable segment: advertising.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended January 1, 2015 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by the fact that the majority of accounts receivable are with large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of April 2, 2015 and January 1, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three months ended April 2, 2015, there were no customers that accounted for more than 10% of revenue, and during the three months ended March 27, 2014, revenue related to advertisements of NCM LLC’s founding members’ beverage supplier accounted for 13.3% of total revenue.

Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan. NCM, Inc. has issued stock options, restricted stock and restricted stock units under the NCM, Inc. Equity Incentive Plan. In 2015 and 2014, NCM, Inc. did not grant stock options. In 2015 and 2014, restricted stock grants for Company officers vest upon the achievement of NCM, Inc. performance measures and service conditions, or only service conditions, while non-officer grants vest only upon the achievement of service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued. In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares of restricted stock. During the three months ended April 2, 2015 and March 27, 2014, NCM, Inc. acquired 193,119 and 197,209 units, respectively, due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.4 million and $0.5 million to NCM LLC for the three months ended April 2, 2015 and March 27, 2014, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance will be effective for annual periods beginning after December 15, 2017 and early adoption is permitted no earlier than fiscal years beginning after December 15, 2016. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its unaudited Condensed Financial Statements or notes thereto, as well as, which transition method it intends to use.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items from GAAP. Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The Company expects to adopt this accounting guidance in its first quarter of 2016 and does not expect the application of ASU 2015-01 to have an impact in the unaudited Condensed Financial Statements or notes thereto.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the application of ASU 2015-02 to have an impact in the unaudited Condensed Financial Statements or notes thereto.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. The Company expects to adopt this accounting guidance in its first quarter of 2016 and will present debt issuance costs as a reduction of debt, rather than an asset.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with our founding members, on an annual basis the Company determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2015 and 2014, the Company issued 2,160,915 and 1,087,911 common membership units to our founding members, respectively, for the rights to exclusive access to the theatre screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the previous year. The Company recorded a net intangible asset of $31.4 million and $16.4 million during the three months ended April 2, 2015 and March 27, 2014, respectively, as a result of the Common Unit Adjustments.

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment. If the founding members make this election, they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended April 2, 2015 and March 27, 2014, the Company recorded a reduction to net intangible assets of $0.3 million and $0.2 million, respectively, related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider. During the three months ended April 2, 2015 and March 27, 2014, AMC and Cinemark paid a total of $0.8 million and $0.7 million, respectively, in integration payments.

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

3. RELATED PARTY TRANSACTIONS

Founding Member and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members. They include the following:

•	ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the on-screen advertising of the FirstLook pre-show, use of the lobby entertainment network (“LEN”) and lobby promotions. Further, some advertising in the FirstLook pre-show is sold to the founding members to be used to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theatre attendees for on-screen advertising and use of the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee.

•	Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for adjusting membership units held by the founding members based on increases or decreases in the number of screens operated by each founding member.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

•	Software License Agreement. At the date of NCM, Inc.’s IPO, NCM LLC was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the digital content network (“DCN”) to screens in the U.S. NCM LLC has made improvements to this software since NCM, Inc.’s IPO date and the Company owns those improvements, except for improvements that were developed jointly by NCM LLC and the founding members, if any.

Following is a summary of the transactions between the Company and the founding members (in millions):

	Three Months Ended
Included in the Condensed Statements of Loss:	April 2, 2015	March 27, 2014
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$7.6	$9.4
Advertising inventory revenue (included in advertising revenue) (2)	0.1	0.1

Operating expenses:
Theatre access fee (3)	17.2	17.4
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.2	0.2
Administrative fee - managing member (5)	3.2	2.9

Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.3	0.3

(1)	For the three months ended April 2, 2015 and March 27, 2014, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	Used primarily for marketing to NCM LLC’s advertising clients.
(5)	Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the President and Chief Executive Officer, President of Sales and Marketing, Interim Co-Chief Financial Officers, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.
(6)	On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Balance Sheets:	April 2, 2015	January 1, 2015
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Current portion of notes receivable - founding members (2)	4.2	4.2
Long-term portion of notes receivable - founding members (2)	16.6	16.6
Interest receivable on notes receivable (included in other current assets) (2)	0.3	—
Prepaid administrative fees to managing member (3)	0.7	0.7
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (4)	484.5	458.3

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	Refer to the discussion of notes receivable from the founding members above.
(3)	The payments to NCM, Inc. for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll, accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant.
(4)	Refer to Note 2—Intangible Assets for further information on common unit adjustments and integration payments.

On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement. After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members. During the three months ended April 2, 2015, the Company paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement. During the three months ended April 2, 2015, the Company also either paid or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $14.1 million ($7.5 million incurred during the year ended January 1, 2015 and approximately $6.6 million incurred during the three months ended April 2, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions of available cash for the three months ended April 2, 2015 and March 27, 2014 were as follows (in millions):

	Three Months Ended
	April 2, 2015	March 27, 2014
AMC	$—	$1.7
Cinemark	—	2.2
Regal	—	2.3

Total founding members	—	6.2
NCM, Inc.	—	5.3

Total	$—	$11.5

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash by the Company to its founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.). Therefore, there will be no payment made for the second quarter of 2015. Under the terms of the NCM LLC Operating Agreement,

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

this negative amount will be netted against the available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016. Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the NCM LLC revolving credit facility.

Amounts due to founding members as of April 2, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.9	$0.9	$1.4	$3.2
Cost and other reimbursement	(0.2)	(0.1)	—	(0.3)

Total amounts due to founding members	$0.7	$0.8	$1.4	$2.9

Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	0.8	1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9

Total amounts due to founding members	$9.3	$12.2	$13.4	$34.9

Amounts due to/from managing member were comprised of the following (in millions):

	As of
	April 2, 2015	January 1, 2015
Distributions payable to managing member	$—	$27.7
Cost and other reimbursement	(5.7)	(4.1)

Total amounts due (from) to managing member	$(5.7)	$23.6

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC. The Company’s investment in AC JV, LLC was $1.4 million and $1.3 million as of April 2, 2015 and January 1, 2015, respectively. Equity in earnings from AC JV, LLC was $0.1 million and $0.0 million for the three months ended April 2, 2015 and March 27, 2014, respectively and is included in non-operating expenses in the unaudited Condensed Statements of Income.

Related Party Affiliates—NCM LLC enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates. The Company has an agreement with Starplex Operating L.P. (“Starplex”), an affiliate of one of NCM, Inc.’s former directors, who served on NCM, Inc.’s board of directors during 2014. During the three months ended March 27, 2014, there was approximately $0.5 million included in advertising operating costs related to Starplex, and there was approximately $0.9 million of accounts payable with Starplex as of January 1, 2015. Following the director’s resignation from NCM, Inc.’s board of directors in 2014, Starplex is no longer a related party.

Other Transactions—The Company has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the three months ended April 2, 2015 and March 27, 2014, this company generated approximately $0.0 million and $0.1 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.3 million of accounts receivable due from this company as of April 2, 2015 and January 1, 2015, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook preshow. During the three months ended April 2, 2015 and March 27, 2014, NCM LLC received approximately $0.4 million and $0.0 million, respectively, in revenue from AEG Live and as of April 2, 2015 and January 1, 2015, had $0.5 million and $0.4 million, respectively, of accounts receivable from AEG Live.

4. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of April 2, 2015 and January 1, 2015 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	April 2, 2015	January 1, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$68.0	$22.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$938.0	$892.0

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of April 2, 2015 and January 1, 2015, the Company’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan.

Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of April 2, 2015, the Company’s total availability under the revolving credit facility was $67.0 million. The unused line fee is 0.50% per annum. Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The weighted-average interest rate on the outstanding balance on the revolving credit facility as of April 2, 2015 was 2.42%.

Term Loans—The interest rate on the term loans is a rate chosen at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of April 2, 2015 was 2.93%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of April 2, 2015, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of April 2, 2015, the Company’s consolidated net senior secured leverage ratio was 3.6 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company is in compliance as of April 2, 2015.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company is in compliance as of April 2, 2015.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. As of April 2, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $35.1 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions. As of April 2, 2015, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate. As of January 1, 2015, the Company had an inconsequential amount of liabilities recorded for these obligations.

6. FAIR VALUE MEASUREMENTS

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

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—The Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

Other investments consisted of the following (in millions):

	As of
	April 2, 2015	January 1, 2015
Investment in AC JV, LLC (1)	$1.4	$1.3
Other investments (2)	2.8	1.2

Total	$4.2	$2.5

(1)	Refer to Note 3—Related Party Transactions.
(2)	During 2014 and the first quarter of 2015, the Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence of these companies’ operating or financial activities.

The fair value of the investments has not been estimated as of April 2, 2015 and January 1, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of April 2, 2015 and January 1, 2015, the Company had notes receivable totaling $20.8 million and $20.8 million, respectively from its founding members related to the sale of Fathom Events, as described in Note 3—Related Party Transactions. These notes were valued using comparative market multiples. There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of April 2, 2015		As of January 1, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$267.3	$270.0	$257.9
Senior Unsecured Notes	200.0	212.8	200.0	210.8
Senior Secured Notes	400.0	413.3	400.0	400.8

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of April 2, 2015 and January 1, 2015, the Company did not have any outstanding derivative assets or liabilities.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015. The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of April 2, 2015, there were no amounts outstanding related to these discontinued cash flow hedges.

The changes in AOCI by component for the three months ended April 2, 2015 and March 27, 2014 were as follows (in millions):

	Three Months Ended
	April 2, 2015	March 27, 2014	Income Statement Location
Balance at beginning of period	$(1.6)	$(11.6)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	1.6	2.5	Amortization of terminated derivatives

Total amounts reclassified from AOCI	1.6	2.5

Net other comprehensive income	1.6	2.5

Balance at end of period	$—	$(9.1)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended January 1, 2015. The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended January 1, 2015.

Overview

We operate the largest digital in-theatre media network in North America, through which we sell in-theatre and online advertising and promotions. Our revenue is principally derived from the sale of advertising through long-term ESAs with NCM LLC’s founding members (approximately 22 years remaining as of April 2, 2015) and multi-year agreements with network affiliates, which expire at various dates between October 1, 2015 and July 22, 2031. The ESAs with the founding members and network affiliate agreements grant NCM LLC exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (855 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (84% digital cinema projectors and 16% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (CPM), local and total advertising revenue per attendee, as well as, our free cash flow and related financial leverage and cash balances and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future distributions to members.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision. On November 3, 2014, the Department of Justice filed an antitrust lawsuit seeking to enjoin the merger. On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement. The antitrust lawsuit has been dismissed. After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members. During the three months ended April 2, 2015, the Company paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement. During the three months ended April 2, 2015, the Company also either paid or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $14.1 million ($7.5 million incurred during the year ended January 1, 2015 and approximately $6.6 million incurred during the three months ended April 2, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 10, 2015 for the Company’s fiscal year ended January 1, 2015 and Item 1A of this Form 10-Q.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except margin data):

	Three Months Ended		% Change
	April 2, 2015	March 27, 2014	Q1 2015 to Q1 2014
Revenue:
Advertising	$76.9	$70.2	9.5%
Operating expenses:
Advertising	38.6	37.5	2.9%
Network, administrative and unallocated costs	21.6	19.9	8.5%
Merger termination fee and related merger costs (1)	40.9	—	100.0%

Total	101.1	57.4	76.1%

Operating (loss) income	(24.2)	12.8	NM
Non-operating expenses	14.5	15.4	(5.8%)
Income tax expense	—	0.2	(100.0%)

Net loss	$(38.7)	$(2.8)	NM

Adjusted OIBDA	$27.7	$22.6	22.6%
Adjusted OIBDA margin	36.0%	32.2%	3.8%
Total theatre attendance (in millions) (2)(3)	161.4	166.5	(3.1%)

NM	= not meaningful.
(1)	Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.
(2)	Represents the total attendance within NCM LLC’s advertising network.
(3)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

Non-GAAP Financial Measures

Operating Income (Loss) Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted

OIBDA excludes from OIBDA non-cash share based payment costs and the merger termination fee and related merger costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs or costs associated with the Screenvision merger. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles net loss to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended
	April 2, 2015	March 27, 2014
Net loss	$(38.7)	$(2.8)
Income tax expense	—	0.2
Interest and other non-operating costs	14.5	15.4
Depreciation and amortization	8.0	7.8

OIBDA	$(16.2)	$20.6
Share-based compensation costs (1)	3.0	2.0
Merger termination fee and related merger costs (2)	40.9	—

Adjusted OIBDA	$27.7	$22.6

Total revenue	$76.9	$70.2
Adjusted OIBDA margin	36.0%	32.2%

(1)	Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.7 million and $1.2 million for the three months ended April 2, 2015 and March 27, 2014, respectively.
(2)	Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

The Company has also presented total operating expenses before the merger termination fee and related merger costs within its results of operations section below which is not a financial measure calculated in accordance with GAAP in the United States. Operating expenses before the merger termination fee and related merger costs represent operating costs less costs associated with the terminated Screenvision merger. This non-GAAP financial measure is used to provide readers a comparison of our first quarter 2015 results to our results in the first quarter of 2014 without the nonrecurring the merger termination fee and related merger costs. The Company believes this is an important supplemental measure because it eliminates these nonrecurring costs to highlight trends in its ongoing business that may not otherwise be apparent when relying solely on GAAP financial measures. Operating expenses before the merger termination fee and related merger costs should not be regarded as an alternative to operating expenses or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for financial measures prepared in accordance with GAAP. The Company believes that total operating expenses is the most directly comparable GAAP financial measure.

Basis of Presentation

The results of operations data for the three months ended April 2, 2015 and March 27, 2014 was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended April 2, 2015 and March 27, 2014

Revenue. Total revenue increased $6.7 million, or 9.5%, from $70.2 million for the three months ended March 27, 2014 to $76.9 million for the three months ended April 2, 2015. The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	April 2, 2015	March 27, 2014	Q1 2015 to Q1 2014	Q1 2015 to Q1 2014
National advertising revenue	$50.9	$42.7	$8.2	19.2%
Local advertising revenue	18.4	18.1	0.3	1.7%
Founding member advertising revenue from beverage concessionaire agreements	7.6	9.4	(1.8)	(19.1%)

Total revenue	$76.9	$70.2	$6.7	9.5%

The following table shows data on theatre attendance and revenue per attendee for the three months ended April 2, 2015 and March 27, 2014:

	Three Months Ended		% Change
	April 2, 2015	March 27, 2014	Q1 2015 to Q1 2014
National advertising revenue per attendee	$0.315	$0.256	23.0%
Local advertising revenue per attendee	$0.114	$0.109	4.6%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.429	$0.365	17.5%
Total advertising revenue per attendee	$0.476	$0.422	12.8%
Total theatre attendance (in millions) (1) (2)	161.4	166.5	(3.1%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $8.2 million, or 19.2%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 38.2% increase in impressions delivered in the first quarter of 2015, compared to the first quarter of 2014, partially offset by a decrease in national advertising CPMs (excluding beverage) of 11.1% in the first quarter of 2015, compared to the first quarter of 2014. The increase in impressions delivered was driven by an increase in national inventory utilization, which rose from 72.6% for the first quarter of 2014 to 99.9% for the first quarter of 2015, due to an overall expansion of our client base, related in part to the success of our strategy to compete in the national television upfront marketplace. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. This increase in impressions delivered was partially offset by a decrease in our network theatre attendance of 3.1% that was impacted by our fiscal calendar, whereby the highly attended holiday week (Christmas to New Year’s Day) fell in the fourth quarter of 2014, rather than the first quarter as it did in the prior year. The decrease in national advertising CPMs was due primarily to the mix of our clients during the first quarter of 2015, compared to the first quarter of 2014, related to our focus on increasing utilization during our historically low demand first quarter.

Local advertising revenue. The $0.3 million, or 1.7%, increase in local advertising revenue was driven by a 5.7% increase in average contract value, partially offset by a 5.1% decrease in total contract volume, compared to the first quarter of 2014. The increase in average contract value was driven by a 7.8% increase in the average value of contracts between $10,000 and $250,000, while the decrease in contract volume was driven by a 7.0% decrease in the number of contracts under $10,000 and was impacted by the absence of the holiday week during 2015, described above, and a temporary increase in the number of open local sales positions related to anticipation of closing the Screenvision merger.

Founding member beverage revenue. The $1.8 million, or 19.1%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs and a decrease of 5.5% in founding member attendance in the first quarter of 2015, compared to the first quarter of 2014. The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%. The decrease in founding member attendance was due primarily to the absence of the holiday week during the first quarter of 2015, described above.

Operating expenses. Total operating expenses increased $43.7 million, or 76.1%, from $57.4 million for the three months ended March 27, 2014 to $101.1 million for the three months ended April 2, 2015, due primarily to the Screenvision merger termination fee and related merger costs. The following table shows the changes in operating expense for the three months ended April 2, 2015 and March 27, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	April 2, 2015	March 27, 2014	Q1 2015 to Q1 2014	Q1 2015 to Q1 2014
Advertising operating costs	$5.8	$5.0	$0.8	16.0%
Network costs	4.5	4.6	(0.1)	(2.2%)
Theatre access fees—founding members	17.2	17.4	(0.2)	(1.1%)
Selling and marketing costs	16.0	15.0	1.0	6.7%
Administrative and other costs	5.5	4.7	0.8	17.0%
Administrative fee—managing member	3.2	2.9	0.3	10.3%
Depreciation and amortization	8.0	7.8	0.2	2.6%

Total operating expenses before the merger termination fee and related merger costs	60.2	57.4	2.8	4.9%
Merger termination fee and related merger costs	40.9	—	40.9	100.0%

Total operating expenses	$101.1	$57.4	$43.7	76.1%

Advertising operating costs. Advertising operating costs increased $0.8 million, or 16.0%, from $5.0 million for the first quarter of 2014 to $5.8 million for the first quarter of 2015. This increase was primarily the result of a $0.6 million increase in affiliate advertising payments and a $0.2 million increase in onscreen production costs. The increase in affiliate advertising payments was driven by higher total advertising revenue and an 8.3% or 278 screen increase in the number of average affiliate screens in the first quarter of 2015, compared to the first quarter of 2014. Onscreen production costs increased due to higher related advertising revenue in the period.

Network costs. Network costs decreased $0.1 million, or 2.2%, from $4.6 million for the first quarter of 2014 to $4.5 million for the first quarter of 2015 due to a decrease in personnel expense.

Theatre access fees—founding members. Theatre access fees decreased $0.2 million, or 1.1%, from $17.4 million for the first quarter of 2014 to $17.2 million for the first quarter of 2015. The decrease was due to a $0.6 million decrease related to the 5.5% decrease in founding member attendance in the first quarter of 2015 compared to the first quarter of 2014, partially offset by a $0.4 million increase in theatre access fees due to an increase in the fee associated with the number of digital screens that are connected to DCN, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased

$0.3 million related to an annual 5% rate increase specified in the ESAs and $0.1 million from an increase of 1.7% in the average number of founding member theatres equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $1.0 million, or 6.7%, from $15.0 million for the first quarter of 2014 to $16.0 million for the first quarter of 2015. This increase was primarily due to an increase of $0.9 million in personnel expense due primarily to $0.5 million of higher non-cash share-based compensation expense, as well as, increases in salaries and related benefit costs and an increase in local sales commissions resulting from the higher revenue.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $40.9 million for the first quarter of 2015 due to the merger termination payment of approximately $26.8 million, approximately $6.6 million in legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger incurred during the first quarter of 2015 and the payment to NCM, Inc. for the reimbursement of merger-related administrative costs of $7.5 million incurred during the year ended January 1, 2015.

Administrative and other costs. Administrative and other costs increased $0.8 million, or 17.0%, from $4.7 million for the first quarter of 2014 to $5.5 million for the first quarter of 2015 due primarily to a $0.5 million increase in personnel expense and an increase of $0.1 million in legal and professional fees. The increase in personnel expense was driven by annual cost of living increases, select adjustments in annual salaries related to promotions and non-cash share-based compensation expense.

Administrative fee – managing member. Administrative fee-managing member increased from $2.9 million for the three months ended March 27, 2014 to $3.2 million for the three months ended April 2, 2015 due primarily to an increase in personnel expense. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 2.6%, from $7.8 million for the first quarter of 2014 to $8.0 million for the first quarter of 2015. The increase was primarily due to NCM LLC founding member common unit adjustments and amortization of intangible assets related to new affiliate agreements.

Non-operating expenses. Total non-operating expenses decreased $0.9 million, or 5.8%, from $15.4 million for the three months ended March 27, 2014 to $14.5 million for the three months ended April 2, 2015. The following table shows the changes in non-operating expense for the three months ended April 2, 2015 and March 27, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	April 2, 2015	March 27, 2014	Q1 2015 to Q1 2014	Q1 2015 to Q1 2014
Interest on borrowings	$13.1	$13.1	$—	0.0%
Interest income	(0.3)	(0.3)	—	0.0%
Amortization of terminated derivatives	1.6	2.5	(0.9)	(36.0%)
Other non-operating expense	0.1	0.1	—	0.0%

Total non-operating expenses	$14.5	$15.4	$(0.9)	(5.8%)

The decrease in non-operating expense was due to a $0.9 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net loss. Net loss increased $35.9 million from $2.8 million for the three months ended March 27, 2014 to $38.7 million for the three months ended April 2, 2015. The increase in net loss was primarily due to an increase of $40.9 million of the merger termination fee and related merger costs, as described further above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including increased competition related to the expansion of online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and audience targeting systems that are being accelerated. We could also benefit from the effectiveness of cinema advertising relative to other advertising mediums as consumer viewing habits shift to smaller less effective mobile devices and television ratings and effectiveness declines due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers. The impact of these consumer and media market trends appear to have favorably impacted our upfront national bookings that were up approximately 100% going into 2015 (for the period from October 1, 2014 through December 31, 2015). Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options that could reduce what is ultimately spent by clients that have made upfront commitments. Due in part to the strength of our 2014 upfront campaign, we experienced 19.2% national advertising growth in the first quarter of 2015, compared to the first quarter of 2014 and as of May 8, 2015, 85% of our 2015 national budget has been booked, compared to 61% of the 2014 actual national revenue at the same time last year.

During 2014 and thus far in 2015, we have entered into agreements with seven new affiliate theatre circuits with 406 screens. In total, these affiliate additions are expected to add approximately 15 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 216 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). One of these affiliates, with 142 screens and approximately 7 million attendees, will become a part of our network in January 2016. We expect these additional attendees to provide our advertising clients a better marketing product with increased advertising impressions, improved geographic coverage and better audience targeting capabilities that is expected to expand our and our theatre circuit partner’s revenue, operating income and cash flow. Our future revenue growth could also be positively impacted by the expansion of our advertising network. We also believe that the continued growth of our market coverage ubiquity and overall number of impressions will strengthen our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other out-of home advertising platforms.

In 2014 and in the first quarter of 2015, we experienced a decline of 16.4% and 11.1%, respectively, compared to the prior period in national advertising CPMs (excluding beverage revenue) due primarily to the increased competition from other national video networks, including online and mobile advertising platforms and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client industries that traditionally buy their television advertising at lower CPMs. Due to the higher level of upfront bookings which has reduced our reliance on the scatter market and increased scatter activity, we expect national advertising CPMs (excluding beverage) to continue to stabilize for the remainder of fiscal year 2015.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2014 and in the first quarter of 2015, we sold 60 seconds to our founding members. In December 2014, we were notified by one of our founding members that beginning in July 2015, they will reduce their beverage advertising from 60 seconds to 30 seconds to accommodate a six-month test of other in-theatre marketing activities by their beverage supplier. During the six-month test, we will have the right to sell the 30 second unit to other clients. We expect this decrease to result in a reduction in beverage revenue of approximately $2.8 million for the second half of 2015. However, we believe that some or all of this revenue may be replaced through the sale of advertising to other brands who will find this premium inventory attractive. The other founding members have just signed long-term contracts with their beverage suppliers that require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, beginning in

2012, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us. Due to a 14.4% decline in segment one CPMs in 2014, the CPM on our beverage concessionaire revenue declined during the first quarter of 2015 by 14.4% and the remainder of 2015 will decline by an equivalent percentage.

In consideration for our access to founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of April 2, 2015 and March 27, 2014, 91% and 86%, respectively, of our founding member network screens were showing advertising on digital cinema projectors.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt. As a result of these financing transactions, we extended the average maturities of our debt by over six years. The average remaining maturity is 6.0 years as of April 2, 2015. As of April 2, 2015, approximately 64% of our total borrowings bear interest at fixed rates. The remaining 36% of our borrowings bear interest at variable rates and as such, our net income (loss) could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 4—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement. After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members. During the three months ended April 2, 2015, the Company paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement. During the three months ended April 2, 2015, the Company also either paid or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $14.1 million ($7.5 million incurred during the year ended January 1, 2015 and approximately $6.6 million incurred during the three months ended April 2, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC. We do not expect to incur additional material expenses related to the terminated merger.

Trends Related to Ownership

In accordance with our Common Unit Adjustment Agreement with our founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2015 and 2014, we issued 2,160,915 and 1,087,911 common membership units to our founding members, respectively, for the rights to exclusive access to the theatre screens and attendees added, net of dispositions by the founding members to our network during the previous year. We recorded a net intangible asset of $31.4 million and $16.4 million during the three months ended April 2, 2015 and March 27, 2014, respectively, as a result of the Common Unit Adjustments.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	April 2, 2015	January 1, 2015	March 27, 2014	Q1 2015 to YE 2014	Q1 2015 to Q1 2014
Cash and cash equivalents	$2.5	$10.2	$2.0	$(7.7)	$0.5
Revolver availability (1)	67.0	113.0	87.0	(46.0)	(20.0)

Total liquidity	$69.5	$123.2	$89.0	$(53.7)	$(19.5)

(1)	The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total capacity under the revolving credit facility is $135.0 million.

The $19.5 million decrease in liquidity as of April 2, 2015, compared to March 27, 2014, was due primarily to the funding of the merger termination fee and related merger costs during the first quarter of 2015 with NCM LLC’s revolving credit facility. Pursuant to the NCM LLC Operating Agreement, the negative available cash distribution calculation for the first quarter of 2015 will be netted against the available cash distributions for the second quarter of 2016 (to be paid in the third quarter of 2016). As such, the revolving credit facility borrowings related to the remaining merger costs are expected to be repaid at that time.

We have generated and used cash as follows (in millions):

	Three Months Ended
	April 2, 2015	March 27, 2014
Operating cash flow	$8.6	$30.6
Investing cash flow	$(2.9)	$(2.6)
Financing cash flow	$(13.4)	$(39.3)

•	Operating Activities. The $22.0 million decrease in cash provided by operating activities for the three months ended April 2, 2015 compared to the three months ended March 27, 2014 was due primarily to a $35.9 million increase in net loss, as described above, partially offset by a $15.9 million decrease in accounts payable and accrued expenses period over period primarily due to the timing of payments.

•	Investing Activities. The $0.3 million increase in cash used in investing activities for the three months ended April 2, 2015 compared to the three months ended March 27, 2014 was due to an increase of $0.4 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements, partially offset by a decrease of $0.1 million of purchases of property, plant and equipment.

•	Financing Activities. The $25.9 million decrease in cash used in financing activities during the three months ended April 2, 2015 compared to the three months ended March 27, 2014 was due primarily to an increase in proceeds from borrowings, net of repayments of $29.0 million due to higher borrowings on the revolving credit facility to pay the merger termination fee and related merger costs, as described above.

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended April 2, 2015 was calculated as negative $25.5 million due to the merger termination fee and related merger costs. Pursuant to the NCM LLC Operating Agreement, there will be no payment made for the second quarter of 2015 and the negative amount will be netted against available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.

We expect to make $13.0 million to $15.0 million of capital expenditures in fiscal 2015 (an increase of $2.0 million to $3.0 million from our initial estimates) primarily related to an acceleration of the development of our management systems, including upgrades to our digital content software distribution and content management software and our proposal, inventory and audience targeting management systems. Our total capital expenditure projections also include investments in reporting systems, server and storage upgrades, software licensing, our internet site and network equipment related to currently contracted network affiliate theatres.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended January 1, 2015 and incorporated by reference herein. As of April 2, 2015, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see the information provided under Note 1—The Company to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended April 2, 2015.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2011, 2012 2013 and 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%
FY 2014	17.8%	25.4%	25.6%	31.2%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2011	15.3%	25.5%	32.9%	26.3%
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%
FY 2014	17.8%	25.4%	25.6%	31.2%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of April 2, 2015, the only interest rate risk that we are exposed to is related to our $135.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.4 million for an annual period on the $68.0 million revolving credit balance and $270.0 million term loan outstanding as of April 2, 2015. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure. As of April 2, 2015, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of April 2, 2015 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 2, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 3, 2014, the Department of Justice filed, in the U.S. district court for the Southern District of New York, an antitrust lawsuit seeking to enjoin the merger between NCM, Inc. and Screenvision. On March 16, 2015, NCM, Inc. and Screenvision agreed to terminate the merger and the lawsuit has since been dismissed.

In addition, we are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 10, 2015 for the fiscal year ended January 1, 2015. However, on March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement, as described in Note 1 – The Company to the unaudited Condensed Financial Statements in this Form 10-Q and the Company believes the merger-related risk factors in the Form 10-K are no longer applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

10.1	(1)	Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Management contract.
(1)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, LLC (Registrant)

		By:	National CineMedia, Inc., its manager

Date:	May 13, 2015		/s/ Kurt C. Hall
Kurt C. Hall President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2015		/s/ David J. Oddo
David J. Oddo Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	May 13, 2015		/s/ Jeffrey T. Cabot
Jeffrey T. Cabot Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)