Form 10-Q
period 2015-10-01
National CineMedia, LLC
filed 2015-11-10
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2015

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

As of November 6, 2015, the registrant had 130,723,361 common membership units outstanding.  The common membership units are not publicly traded.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	October 1, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.0	$10.2
Receivables, net of allowance of $5.1 and $4.3, respectively	124.0	116.5
Prepaid expenses	2.5	3.3
Prepaid administrative fees to managing member	0.6	0.7
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	0.7	—
Total current assets	139.0	134.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $71.1 and $72.9, respectively	22.9	22.4
Intangible assets, net of accumulated amortization of $86.0 and $69.3, respectively	503.4	488.6
Debt issuance costs, net of accumulated amortization of $19.7 and $17.8, respectively	13.6	15.5
Long-term notes receivable, net of current portion - founding members	16.6	16.6
Other investments	4.3	2.5
Other assets	0.5	0.6
Total non-current assets	561.3	546.2
TOTAL ASSETS	$700.3	$681.1
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$27.3	$34.9
Amounts due to managing member	15.5	23.6
Accrued expenses	22.0	19.0
Accrued payroll and related expenses	10.7	9.0
Accounts payable	10.0	11.5
Deferred revenue	8.7	8.5
Total current liabilities	94.2	106.5
NON-CURRENT LIABILITIES:
Long-term debt	936.0	892.0
Total non-current liabilities	936.0	892.0
Total liabilities	1,030.2	998.5
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ EQUITY/DEFICIT (including accumulated other comprehensive loss of $0.0 and $1.6, respectively)	(329.9)	(317.4)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$700.3	$681.1

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
REVENUE (including revenue from founding members of $6.5, $9.1, $23.2 and $28.4, respectively)	$111.7	$100.8	$310.1	$270.9
OPERATING EXPENSES:
Advertising operating costs	7.8	6.5	21.9	18.1
Network costs	4.3	4.4	13.0	13.4
Theatre access fees—founding members	17.6	17.0	54.0	52.3
Selling and marketing costs	16.9	14.7	49.9	43.8
Merger termination fee and related merger costs	—	—	41.8	—
Administrative and other costs	5.4	4.8	15.6	13.7
Administrative fee—managing member	3.9	2.1	10.7	7.9
Depreciation and amortization	8.0	8.6	24.2	24.2
Total	63.9	58.1	231.1	173.4
OPERATING INCOME	47.8	42.7	79.0	97.5
NON-OPERATING EXPENSES:
Interest on borrowings	13.0	12.7	39.2	38.8
Interest income	(0.3)	(0.3)	(0.8)	(0.9)
Amortization of terminated derivatives	—	2.6	1.6	7.6
Other non-operating expense	0.1	0.7	0.2	0.9
Total	12.8	15.7	40.2	46.4
INCOME BEFORE INCOME TAXES	35.0	27.0	38.8	51.1
Income tax expense	0.2	—	0.3	0.5
NET INCOME	$34.8	$27.0	$38.5	$50.6

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
NET INCOME, NET OF TAX OF $0.2, $0.0, $0.3 AND $0.5, RESPECTIVELY	$34.8	$27.0	$38.5	$50.6
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	—	2.6	1.6	7.6
COMPREHENSIVE INCOME	$34.8	$29.6	$40.1	$58.2

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended
	October 1, 2015	September 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38.5	$50.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.2	24.2
Non-cash share-based compensation	5.5	3.0
Amortization of terminated derivatives	1.6	7.6
Amortization of debt issuance costs	1.9	2.1
Other	0.4	—
Changes in operating assets and liabilities:
Receivables, net	(9.2)	23.2
Accounts payable and accrued expenses	3.2	(5.1)
Amounts due to founding members and managing member	(0.3)	(0.2)
Deferred revenue	0.2	1.6
Other, net	0.1	(1.0)
Net cash provided by operating activities	66.1	106.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.0)	(6.9)
Purchases of intangible assets from network affiliates	(2.0)	(3.0)
Net cash used in investing activities	(10.0)	(9.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	166.0	92.0
Repayments of borrowings	(122.0)	(87.0)
Payment of debt issuance costs	—	(0.7)
Founding member integration payments	1.9	1.5
Distributions to founding members and managing member	(106.4)	(103.0)
Unit settlement for share-based compensation	1.2	0.8
Net cash used in financing activities	(59.3)	(96.4)
CHANGE IN CASH AND CASH EQUIVALENTS	(3.2)	(0.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.2	13.3
End of period	$7.0	$13.0

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	October 1, 2015	September 25, 2014
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$31.4	$16.4
Accrued distributions to founding members and managing member	$45.1	$40.3
Write-off of property and equipment included in accrued expenses	$(0.3)	$(0.4)
Increase in cost and equity method investments	$1.7	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$35.2	$34.6
Cash paid for income taxes, net of refunds	$0.1	$0.2

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 21 years remaining as of October 1, 2015) and certain third-party theatre circuits (known as “network affiliates”) under long-term network affiliate agreements, which have terms from three to twenty years.

As of October 1, 2015, NCM LLC had 130,723,361 common membership units outstanding, of which 59,018,867 (45.2%) were owned by NCM, Inc., 26,409,784 (20.2%) were owned by Regal, 25,631,046 (19.6%) were owned by Cinemark and 19,663,664 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”).  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, the Company paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the nine months ended October 1, 2015, the Company also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

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

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors.  The collectability risk with respect to national and regional advertising is reduced by the fact that the majority of accounts receivable are with large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions.  The Company has smaller contracts with thousands of local clients that are not individually significant.  As of October 1, 2015 and January 1, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended October 1, 2015 and the three months ended September 25, 2014, there were no customers that accounted for more than 10% of revenue.  During the nine months ended September 25, 2014, revenue related to advertisements of NCM LLC’s founding members’ beverage supplier accounted for 10.4% of total revenue.

Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan.  NCM, Inc. has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors under the NCM, Inc. Equity Incentive Plan.  In 2015 and 2014, NCM, Inc. did not grant stock options.  In 2015 and 2014, the restricted stock grants for Company officers vest upon the achievement of NCM, Inc. performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment.  A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest.  Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.  The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued.  In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares of restricted stock.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, NCM, Inc. acquired 6,829, 4,799, 267,941 and 227,851 units, respectively, due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.1 million, $0.0 million, $1.2 million and $0.8 million to NCM LLC for the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, respectively.

In connection with NCM, Inc.’s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of NCM, Inc.’s Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by option holders were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend.  The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35 - $24.68 per share to $5.18 - $23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options.  The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares.  There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company’s Financial Statements includes a reclassification of net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes to be presented in the Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility will remain an asset. As of October 1, 2015, the Company had $11.2 million of net deferred financing costs related to its Term Loans, Senior Secured Notes and Senior Unsecured Notes.  The Company is currently evaluating when it will adopt this accounting guidance.

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.  If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”).  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, the Company recorded a reduction to net intangible assets of $0.7 million, $0.6 million, $1.8 million and $1.4 million, respectively, related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, AMC and Cinemark paid a total of $0.8 million, $0.6 million, $1.9 million and $1.5 million, respectively, in integration payments.

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

3. RELATED PARTY TRANSACTIONS

Founding Member and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members. They include the following:

•

ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the FirstLook pre-show, use of the lobby entertainment network (“LEN”) and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the FirstLook pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theatres, theatre patrons, the network equipment required to display on-screen and LEN video advertising and the use of theatres for lobby promotions, the founding members receive a monthly theatre access fee.

•	Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

construction of new theatres or sale of theatres that are operated by each founding member and included in the Company’s network.
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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Statements of Income:	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$6.4	$9.0	$23.0	$28.2
Advertising inventory revenue (included in advertising revenue) (2)	0.1	0.1	0.2	0.2
Operating expenses:
Theatre access fee (3)	17.6	17.0	54.0	52.3
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.4	0.2	0.9	0.7
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	—	—	0.1	0.1
Administrative fee - managing member (5)	3.9	2.1	10.7	7.9
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.2	0.3	0.7	0.9

(1)

For the three months ended October 1, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.  For the first six months of 2015 and for the three and nine months ended September 25, 2014, the founding members purchased 60 seconds of on-screen advertising time.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Balance Sheets:	October 1, 2015	January 1, 2015
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Current portion of notes receivable - founding members (2)	4.2	4.2
Long-term portion of notes receivable - founding members (2)	16.6	16.6
Interest receivable on notes receivable (included in other current assets) (2)	0.7	—
Prepaid administrative fees to managing member (3)	0.6	0.7
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (4)	472.7	458.3

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	Refer to the discussion of notes receivable from the founding members above.
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

On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, the Company paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the nine months ended October 1, 2015, the Company also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and nine months ended October 1, 2015 and September 25, 2014 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
AMC	$6.8	$6.0	$13.7	$12.8
Cinemark	8.8	7.7	17.8	16.4
Regal	9.1	8.1	18.3	17.2
Total founding members	24.7	21.8	49.8	46.4
NCM, Inc.	20.4	18.5	41.1	39.4
Total	$45.1	$40.3	$90.9	$85.8

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash by the Company to its founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the NCM LLC revolving credit facility.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The mandatory distributions of available cash by the Company to its founding members for the three months ended October 1, 2015 of $24.7 million is included in amounts due to founding members on the unaudited Condensed Balance Sheets as of October 1, 2015 and will be made in the fourth quarter of 2015.  The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended October 1, 2015 of $20.4 million is included in amounts due to managing member on the unaudited Condensed Balance Sheets as of October 1, 2015 and will be made in the fourth quarter of 2015.

Amounts due to founding members as of October 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.2	$0.9	$1.2	$3.3
Cost and other reimbursement	(0.5)	(0.3)	0.1	(0.7)
Distributions payable to founding members	6.8	8.8	9.1	24.7
Total amounts due to founding members	$7.5	$9.4	$10.4	$27.3

Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	0.8	1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9
Total amounts due to founding members	$9.3	$12.2	$13.4	$34.9

Amounts due to/from managing member were comprised of the following (in millions):

	As of
	October 1, 2015	January 1, 2015
Distributions payable to managing member	$20.4	$27.7
Cost and other reimbursement	(4.9)	(4.1)
Total amounts due to managing member	$15.5	$23.6

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.  The Company’s investment in AC JV, LLC was $1.4 million and $1.3 million as of October 1, 2015 and January 1, 2015, respectively.  Equity in earnings from AC JV, LLC was $0.0 million, $0.0 million, $0.1 million and $0.1 million for the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, respectively and is included in non-operating expenses in the unaudited Condensed Statements of Income.

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

The Company has an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, there was approximately $0.1 million, $0.0 million $0.2 million and $0.1 million, respectively, included in advertising

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of October 1, 2015 and January 1, 2015, respectively.

The Company has an agreement with Starplex Operating L.P. (“Starplex”), an affiliate of one of NCM, Inc.’s former directors, who was a member of NCM, Inc.’s board of directors from the IPO date until his resignation during 2014.  During the three and nine months ended September 25, 2014, there was approximately $0.8 million and $1.3 million included in advertising operating costs related to Starplex, and there was approximately $0.9 million of accounts payable with Starplex as of January 1, 2015.  Following the director’s resignation from NCM, Inc.’s board of directors in 2014, Starplex is no longer a related party.

Other Transactions—The Company has an agreement with an interactive media company to sell some of its online inventory.  One of NCM, Inc.’s directors is also a director of this media company.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, this company generated approximately $0.0 million, $0.0 million, $0.0 million and $0.1 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.3 million of accounts receivable due from this company as of October 1, 2015 and January 1, 2015, respectively.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook preshow.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, NCM LLC received approximately $0.3 million, $0.2 million, $1.2 million and $0.2 million, respectively, in revenue from AEG Live and as of October 1, 2015 and January 1, 2015, had $0.3 million and $0.4 million, respectively, of accounts receivable from AEG Live.

4. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of October 1, 2015 and January 1, 2015 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	October 1, 2015	January 1, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$66.0	$22.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total	$936.0	$892.0

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of October 1, 2015 and January 1, 2015, the Company’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan.

Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of October 1, 2015, the Company’s total availability under the revolving credit facility was $69.0 million.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of October 1, 2015 was 2.51%.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Term Loans—The interest rate on the term loans is a rate chosen at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of October 1, 2015 was 2.95%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of October 1, 2015, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  As of October 1, 2015, the Company’s consolidated net senior secured leverage ratio was 3.2 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012.  The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company is in compliance as of October 1, 2015.

Senior Secured Notes due 2022—On July 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012.  The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012.  The Senior Secured Notes are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.  The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of October 1, 2015.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis.  If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from three to twenty years, prior to any renewal periods of which some are at the option of the Company.  As of October 1, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $37.5 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions.  As of October 1, 2015 and January 1, 2015, the Company had an inconsequential amount of liabilities recorded for these obligations.

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

Other investments consisted of the following (in millions):

	As of
	October 1, 2015	January 1, 2015
Investment in AC JV, LLC (1)	$1.4	$1.3
Other investments (2)	2.9	1.2
Total	$4.3	$2.5

(1)	Refer to Note 3—Related Party Transactions.
(2)

During 2014 and 2015, the Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

The fair value of the investments has not been estimated as of October 1, 2015 and January 1, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of October 1, 2015 and January 1, 2015, the Company had notes receivable totaling $20.8 million and $20.8 million, respectively from its founding members related to the sale of Fathom Events, as described in Note 3—Related Party Transactions. These notes were valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of October 1, 2015		As of January 1, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$268.9	$270.0	$257.9
Senior Unsecured Notes	200.0	207.5	200.0	210.8
Senior Secured Notes	400.0	405.3	400.0	400.8

(1)

The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of October 1, 2015 and January 1, 2015, the Company did not have any outstanding derivative assets or liabilities.

A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of October 1, 2015, there were no amounts outstanding related to these discontinued cash flow hedges.

The changes in AOCI by component for the nine months ended October 1, 2015 and September 25, 2014 were as follows (in millions):

	Nine Months Ended
	October 1, 2015	September 25, 2014	Income Statement Location
Balance at beginning of period	$(1.6)	$(11.6)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	1.6	7.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	1.6	7.6
Net other comprehensive income	1.6	7.6
Balance at end of period	$—	$(4.0)

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

Overview

We operate the largest digital in-theatre video advertising network in North America, through which we distribute national and local advertising that the Company has sold on theatre screens and video monitors in theatre lobbies.  NCM LLC also sells theatre lobby promotions and online and mobile advertising that are displayed on its and other company websites and mobile sites and apps.  Our revenue is principally derived from advertising distributed to our founding member theatres in accordance with long-term ESAs (approximately 21 years remaining as of October 1, 2015) and to network affiliates in accordance with multi-year agreements, which expire at various dates through July 2031.  The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 19.2 years as of October 1, 2015. The ESAs with the founding members and network affiliate agreements grant NCM LLC exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (the remaining 622 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (88% digital cinema projectors and 12% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national advertising pricing (CPM), local/regional advertising rate per screen per week, local/regional and total advertising revenue per attendee, as well as, our free cash flow, dividend coverage ratio, financial leverage and cash balances and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future distributions to members.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision.  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, the Company paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the nine months ended October 1, 2015, the Company also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 10, 2015 for the Company’s fiscal year ended January 1, 2015 and Item 1A of this Form 10-Q.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except margin data):

	Three Months Ended		Nine Months Ended		% Change
	Oct. 1, 2015	Sept. 25, 2014	Oct. 1, 2015	Sept. 25, 2014	Q3 2015 to Q3 2014	YTD 2015 to YTD 2014
Revenue	$111.7	$100.8	$310.1	$270.9	10.8%	14.5%
Operating expenses:
Advertising	41.7	38.5	124.2	114.5	8.3%	8.5%
Network, administrative and unallocated costs	22.2	19.6	65.1	58.9	13.3%	10.5%
Merger termination fee and related merger costs (1)	—	—	41.8	—	0.0%	100.0%
Total	63.9	58.1	231.1	173.4	10.0%	33.3%
Operating income	47.8	42.7	79.0	97.5	11.9%	(19.0%)
Non-operating expenses	12.8	15.7	40.2	46.4	(18.5%)	(13.4%)
Income tax expense	0.2	—	0.3	0.5	100.0%	(40.0%)
Net income	$34.8	$27.0	$38.5	$50.6	28.9%	(23.9%)

Adjusted OIBDA	$59.6	$52.2	$154.7	$126.8	14.2%	22.0%
Adjusted OIBDA margin	53.4%	51.8%	49.9%	46.8%	1.6%	3.1%
Total theatre attendance (in millions) (2)	164.1	163.5	517.3	505.4	0.4%	2.4%

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

The following table reconciles net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2015	Sept. 25, 2014	Oct. 1, 2015	Sept. 25, 2014
Net income	$34.8	$27.0	$38.5	$50.6
Income tax expense	0.2	—	0.3	0.5
Interest and other non-operating costs	12.8	15.7	40.2	46.4
Depreciation and amortization	8.0	8.6	24.2	24.2
OIBDA	$55.8	$51.3	$103.2	$121.7
Share-based compensation costs (1)	3.8	0.9	9.7	5.1
Merger termination fee and related merger costs (2)	—	—	41.8	—
Adjusted OIBDA	$59.6	$52.2	$154.7	$126.8
Total revenue	$111.7	$100.8	$310.1	$270.9
Adjusted OIBDA margin	53.4%	51.8%	49.9%	46.8%

(1)

Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $2.1 million, $0.6 million, $5.5 million and $3.0 million for the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, respectively.

(2)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

The Company has also presented total operating expenses before the merger termination fee and related merger costs within its results of operations section below which is not a financial measure calculated in accordance with GAAP in the United States.  Operating expenses before the merger termination fee and related merger costs represent operating costs less costs associated with the terminated Screenvision merger.  This non-GAAP financial measure is used to provide readers a comparison of our 2015 results to our 2014 results without including the impact of the nonrecurring merger termination fee and related merger costs.  The Company believes this is an important supplemental measure because it eliminates these nonrecurring costs to highlight trends in its ongoing business that may not otherwise be apparent when relying solely on GAAP financial measures.  Operating expenses before the merger termination fee and related merger costs should not be regarded as an alternative to operating expenses or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for financial measures prepared in accordance with GAAP. The Company believes that total operating expenses is the most directly comparable GAAP financial measure.

Basis of Presentation

The results of operations data for the three and nine months ended October 1, 2015 and September 25, 2014 was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended October 1, 2015 and September 25, 2014

Revenue. Total revenue increased 10.8%, from $100.8 million for the three months ended September 25, 2014 to $111.7 million for the three months ended October 1, 2015.  The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014	Q3 2015 to Q3 2014
National advertising revenue	$79.8	$62.9	$16.9	26.9%
Local advertising revenue	25.5	28.9	(3.4)	(11.8%)
Founding member advertising revenue from beverage concessionaire agreements	6.4	9.0	(2.6)	(28.9%)
Total revenue	$111.7	$100.8	$10.9	10.8%

The following table shows data on theatre attendance and revenue per attendee for the three months ended October 1, 2015 and September 25, 2014:

	Three Months Ended		% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014
National advertising revenue per attendee	$0.486	$0.385	26.2%
Local advertising revenue per attendee	$0.155	$0.177	(12.4%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.642	$0.561	14.4%
Total advertising revenue per attendee	$0.681	$0.617	10.4%
Total theatre attendance (in millions) (1)	164.1	163.5	0.4%

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $16.9 million, or 26.9%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 18.4% increase in impressions sold (net of make-good reserve) in the third quarter of 2015, compared to the third quarter of 2014 and a 12.4% increase in national advertising CPMs (excluding beverage) in the third quarter of 2015, compared to the third quarter of 2014.  The increase in impressions sold (net of make-good reserve) was driven by an increase in national inventory utilization, which rose from 125.3% for the third quarter of 2014 to 145.8% for the third quarter of 2015, due to an expansion of our client base and increased spending by certain existing clients, related in part to the success of our strategy to compete in the national television upfront marketplace and changes in television viewing habits related to greater DVR usage and the expansion of new online and mobile video networks.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  The increase in national advertising CPMs relates primarily to strong scatter market demand combined with limited inventory availability due to our successful upfront sales campaign last year.

Local advertising revenue. The $3.4 million, or 11.8% decrease in local advertising revenue was driven by a 6.9% decrease in total contract volume and a 5.4% decrease in average contract value, compared to the third quarter of 2014.  The decrease in total contract volume and average contract value was driven by an increase in the number of unfilled local sales positions and a reduction in larger regional contracts (those greater than $100,000) during the third quarter of 2015 compared to the third quarter of 2014.  The increase in unfilled local sales positions was related to a delay in hiring during the Screenvision merger regulatory review to provide openings for Screenvision sales personnel upon consummation of the merger.  As of the end of the third quarter of 2015, the majority of the unfilled positions had been filled.  The fewer number of larger regional contracts was also due to a shift in the timing of client commitments to other quarters within 2015 and a few larger regional clients that increased their budgets and bought our network nationally.

Founding member beverage revenue. The $2.6 million, or 28.9%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue

CPMs and a 0.3% decrease in founding member attendance in the third quarter of 2015, compared to the third quarter of 2014.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  This revenue also decreased by $1.3 million due to one of NCM LLC’s founding members reducing the length of the beverage advertising unit from 60 seconds to 30 seconds during the third quarter of 2015 to accommodate a test of other in-theatre marketing activities by their beverage supplier.

Operating expenses. Total operating expenses increased 10.0%, from $58.1 million for the three months ended September 25, 2014 to $63.9 million for the three months ended October 1, 2015.  The following table shows the changes in operating expense for the three months ended October 1, 2015 and September 25, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014	Q3 2015 to Q3 2014
Advertising operating costs	$7.8	$6.5	$1.3	20.0%
Network costs	4.3	4.4	(0.1)	(2.3%)
Theatre access fees—founding members	17.6	17.0	0.6	3.5%
Selling and marketing costs	16.9	14.7	2.2	15.0%
Administrative and other costs	5.4	4.8	0.6	12.5%
Administrative fee—managing member	3.9	2.1	1.8	85.7%
Depreciation and amortization	8.0	8.6	(0.6)	(7.0%)
Total operating expenses before the merger termination fee and related merger costs	63.9	58.1	5.8	10.0%
Merger termination fee and related merger costs	—	—	—	0.0%
Total operating expenses	$63.9	$58.1	$5.8	10.0%

Advertising operating costs. Advertising operating costs increased $1.3 million, or 20.0%, from $6.5 million for the third quarter of 2014 to $7.8 million for the third quarter of 2015. This increase was primarily the result of a $1.0 million increase in affiliate advertising payments.  The increase in affiliate advertising payments was driven by higher national advertising revenue and a 4.0% or 142 screen increase in the number of average affiliate screens for the third quarter of 2015, compared to the third quarter of 2014, partially offset by lower local advertising revenue.

Network costs. Network costs decreased $0.1 million, or 2.3%, from $4.4 million for the third quarter of 2014 to $4.3 million for the third quarter of 2015.

Theatre access fees—founding members. Theatre access fees increased $0.6 million, or 3.5%, from $17.0 million for the third quarter of 2014 to $17.6 million for the third quarter of 2015.  The increase was due to an increase in the fee associated with the number of digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased $0.4 million related to an annual 5% rate increase specified in the ESAs and $0.2 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $2.2 million, or 15.0%, from $14.7 million for the third quarter of 2014 to $16.9 million for the third quarter of 2015. This increase was primarily due to an increase of $1.3 million in personnel related expenses due primarily to higher non-cash share-based compensation expense and higher bonus expense, both primarily related to better performance against targets compared to 2014, which was partially offset by lower commission expense related to lower local advertising revenue during the period.  Selling and marketing costs also increased due to an increase of $0.4 million in certain marketing and research expenses and an increase of $0.4 million in non-cash barter expense related to timing of barter transactions.

Administrative and other costs. Administrative and other costs increased $0.6 million, or 12.5%, from $4.8 million for the third quarter of 2014 to $5.4 million for the third quarter of 2015 due primarily to a $0.5 million increase in personnel related expenses primarily from higher non-cash share-based compensation expense and higher bonus expense, both primarily related to better performance against targets compared to 2014.

Administrative fee – managing member. Administrative fee-managing member increased from $2.1 million for the three months ended September 25, 2014 to $3.9 million for the three months ended October 1, 2015 due primarily to an increase in personnel related expenses primarily from higher non-cash share-based compensation expense and higher bonus expense, both primarily related to better performance against targets compared to 2014. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million, or 7.0%, from $8.6 million for the third quarter of 2014 to $8.0 million for the third quarter of 2015. The decrease was due to lower depreciation expense related to an increase in assets that are fully depreciated, partially offset by amortization expense related to the 2015 NCM LLC founding member common unit adjustment and amortization of intangible assets related to new affiliate agreements.

Non-operating expenses.  Total non-operating expenses decreased $2.9 million, or 18.5%, from $15.7 million for the three months ended September 25, 2014 to $12.8 million for the three months ended October 1, 2015.  The following table shows the changes in non-operating expense for the three months ended October 1, 2015 and September 25, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014	Q3 2015 to Q3 2014
Interest on borrowings	$13.0	$12.7	$0.3	2.4%
Interest income	(0.3)	(0.3)	-	0.0%
Amortization of terminated derivatives	—	2.6	(2.6)	(100.0%)
Other non-operating expense	0.1	0.7	(0.6)	(85.7%)
Total non-operating expenses	$12.8	$15.7	$(2.9)	(18.5%)

The decrease in non-operating expense was due primarily to a $2.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015 and a decrease in other non-operating expense of $0.6 million.

Net income. Net income increased $7.8 million from $27.0 million for the three months ended September 25, 2014 to $34.8 million for the three months ended October 1, 2015. The increase in net income was primarily due to an increase in operating income of $5.1 million, as described further above and a decrease in non-operating expense of $2.9 million, as described further above.

Nine Months Ended October 1, 2015 and September 25, 2014

Revenue. Total revenue increased 14.5%, from $270.9 million for the nine months ended September 25, 2014 to $310.1 million for the nine months ended October 1, 2015.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
National advertising revenue	$219.9	$174.0	$45.9	26.4%
Local advertising revenue	67.2	68.7	(1.5)	(2.2%)
Founding member advertising revenue from beverage concessionaire agreements	23.0	28.2	(5.2)	(18.4%)
Total revenue	$310.1	$270.9	$39.2	14.5%

The following table shows data on theatre attendance and revenue per attendee for the nine months ended October 1, 2015 and September 25, 2014:

	Nine Months Ended		% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014
National advertising revenue per attendee	$0.425	$0.344	23.5%
Local advertising revenue per attendee	$0.130	$0.136	(4.4%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.555	$0.480	15.6%
Total advertising revenue per attendee	$0.599	$0.536	11.8%
Total theatre attendance (in millions) (1)	517.3	505.4	2.4%

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $45.9 million, or 26.4%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 23.8% increase in impressions sold (net of make-good reserve) in the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014 and a 5.6% increase in national advertising CPMs (excluding beverage) in the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014.  The increase in impressions sold (net of make-good reserve) was driven by an increase in national inventory utilization from 107.3% for the nine months ended September 25, 2014 to 127.0% for the nine months ended October 1, 2015, due to an expansion of our client base and increased spending by certain existing clients, related in part to the success of our strategy to compete in the national television upfront marketplace and changes in television viewing habits related to greater DVR usage and the expansion of new online and mobile video networks.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  This increase in impressions sold (net of make-good reserve) was also driven by an increase in our network theatre attendance of 2.4% related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network affiliates discussed below in “Known Trends and Uncertainties”.  The increase in CPMs relates primarily to strong scatter market demand combined with limited inventory availability due to our successful upfront sales campaign last year.

Local advertising revenue. The $1.5 million, or 2.2%, decrease in local advertising revenue was driven by a 5.3% decrease in total contract volume, partially offset by an increase in average contract value of 3.3%, compared to the nine months ended September 25, 2014.  The decrease in total contract volume was driven by an increase in the number of unfilled local sales positions and a reduction in larger regional contracts (those greater than $100,000) and smaller local contracts (those less than $10,000) during the third quarter of 2015 compared to the third quarter of 2014.  The increase in unfilled local sales positions was related to a delay in hiring during the Screenvision merger regulatory review to provide openings for Screenvision sales personnel upon consummation of the merger.  As of the end of the third quarter of 2015, the majority of the unfilled positions had been filled.  The fewer number of larger regional contracts was also due to a few larger regional clients that increased their budgets and bought our network nationally.  The increase in average contract value was driven by an increase in the average value of contracts under $100,000.

Founding member beverage revenue. The $5.2 million, or 18.4%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs, partially offset by an increase of 0.7% in founding member attendance in the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  The increase in founding member attendance was primarily related to an overall increase in cinema industry attendance resulting from a stronger film release schedule. This revenue also decreased by $1.3 million due to one of NCM LLC’s founding members reducing the length of the beverage advertising unit from 60 seconds to 30 seconds during the third quarter of 2015 to accommodate a test of other in-theatre marketing activities by their beverage supplier.

Operating expenses. Total operating expenses increased 33.3%, from $173.4 million for the nine months ended September 25, 2014 to 231.1 million for the nine months ended October 1, 2015 due primarily to the Screenvision merger termination fee and related merger costs.  The following table shows the changes in operating expense for the nine months ended October 1, 2015 and September 25, 2014 (in millions):

	Nine Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
Advertising operating costs	$21.9	$18.1	$3.8	21.0%
Network costs	13.0	13.4	(0.4)	(3.0%)
Theatre access fees—founding members	54.0	52.3	1.7	3.3%
Selling and marketing costs	49.9	43.8	6.1	13.9%
Administrative and other costs	15.6	13.7	1.9	13.9%
Administrative fee—managing member	10.7	7.9	2.8	35.4%
Depreciation and amortization	24.2	24.2	-	0.0%
Total operating expenses before the merger termination fee and related merger costs	189.3	173.4	15.9	9.2%
Merger termination fee and related merger costs	41.8	—	41.8	100.0%
Total operating expenses	$231.1	$173.4	$57.7	33.3%

Advertising operating costs. Advertising operating costs increased $3.8 million, or 21.0%, from $18.1 million for the nine months ended September 25, 2014 to $21.9 million for the nine months ended October 1, 2015. This increase was primarily the result of a $3.1 million increase in affiliate advertising payments and an increase of $0.2 million in personnel related expenses.  The increase in affiliate advertising payments was driven by higher national advertising revenue and a 6.1% or 210 screen increase in the number of average affiliate screens for the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014, partially offset by lower local advertising revenue.

Network costs. Network costs decreased $0.4 million, or 3.0%, from $13.4 million for the nine months ended September 25, 2014 to $13.0 million for the nine months ended October 1, 2015 due primarily to a decrease of $0.5 million in personnel related expenses.

Theatre access fees—founding members. Theatre access fees increased $1.7 million, or 3.3%, from $52.3 million for the nine months ended September 25, 2014 to $54.0 million for the nine months ended October 1, 2015.  The increase was due to a $1.4 million increase in theatre access fees due to an increase in the fee associated with the number of digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment and a $0.3 million increase related to a 0.7% increase in founding member attendance during the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014. The fees for digital screens and equipment increased $1.0 million related to an annual 5% rate increase specified in the ESAs and $0.4 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $6.1 million, or 13.9%, from $43.8 million for the nine months ended September 25, 2014 to $49.9 million for the nine months ended October 1, 2015. This increase was primarily due to an increase of $3.8 million in personnel related expenses due primarily to $2.1 million of higher non-cash share-based compensation expense and $0.6 million in higher bonus expense, both primarily related to better performance against targets compared to 2014. Selling and marketing costs also increased due to an increase of $0.7 million in certain marketing and research expenses and an increase of $1.0 million in non-cash barter expense related to timing of barter transactions.

Administrative and other costs. Administrative and other costs increased $1.9 million, or 13.9%, from $13.7 million for the nine months ended September 25, 2014 to $15.6 million for the nine months ended October 1, 2015 due primarily to a $1.6 million increase in personnel related expenses due primarily to a $0.6 million increase in bonus expense and a $0.5 million increase in non-cash share-based compensation expense, both due primarily to better performance against targets compared to 2014.

Administrative fee – managing member. Administrative fee-managing member increased from $7.9 million for the nine months ended September 25, 2014 to $10.7 million for the nine months ended October 1, 2015 due primarily to an increase in personnel related expenses primarily from higher non-cash share-based compensation expense and higher bonus expense, both primarily related to better performance against targets compared to 2014. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense remained consistent at $24.2 million for the nine months ended September 25, 2014 and the nine months ended October 1, 2015.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $41.8 million for the nine months ended October 1, 2015 due to the merger termination payment of approximately $26.8 million, approximately $7.5 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger incurred during the nine months ended October 1, 2015 and the payment to NCM, Inc. for the reimbursement of merger-related administrative costs of $7.5 million incurred during the year ended January 1, 2015.

Non-operating expenses.  Total non-operating expenses decreased 13.4%, from $46.4 million for the nine months ended September 25, 2014 to $40.2 million for the nine months ended October 1, 2015.  The following table shows the changes in non-operating expense for the nine months ended October 1, 2015 and September 25, 2014 (in millions):

	Nine Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
Interest on borrowings	$39.2	$38.8	$0.4	1.0%
Interest income	(0.8)	(0.9)	0.1	(11.1%)
Amortization of terminated derivatives	1.6	7.6	(6.0)	(78.9%)
Other non-operating expense	0.2	0.9	(0.7)	(77.8%)
Total non-operating expenses	$40.2	$46.4	$(6.2)	(13.4%)

The decrease in non-operating expense was due primarily to a $6.0 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net income. Net income decreased $12.1 million from $50.6 million for the nine months ended September 25, 2014 to $38.5 million for the nine months ended October 1, 2015. The decrease in net income was primarily due to an increase of $41.8 million of the merger termination fee and related merger costs, as described further above, and an increase of $15.9 million in other operating expenses, partially offset by a $39.2 million increase in revenue and a $6.2 million decrease in non-operating expenses, as described above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national, regional and local advertising markets, including increased competition related to the expansion of online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and audience targeting systems, the development of which has recently been accelerated. We could also benefit from the effectiveness of cinema advertising relative to other advertising mediums as consumer viewing habits shift to smaller less effective mobile devices and television ratings and effectiveness as a marketing platform declines due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers. The impact of these consumer and media market trends appear to have helped increase the level of upfront national advertising bookings that were up approximately 100% going into 2015 (for the period from October 1, 2014 through December 31, 2015).  Our recent upfront national advertising campaign was also a success with bookings for the period October 1, 2015 through December 31, 2016 currently up approximately 13% compared to the same five-quarter period last year, while television upfront bookings were reported to be down compared to the previous year.  Consistent with last year, we are currently expecting to begin 2016 with national advertising commitments that represent approximately 70%-75% of our 2016 national advertising revenue target.  While we could have booked additional upfront advertising commitments, given the strong CPM environment that we have experienced in the 2015 scatter marketplace, we believe that limiting the level of upfront commitments and scatter commitments booked between now and the end of 2015 to approximately 70%-75% of our national advertising revenue target will create the most attractive pricing environment for us in 2016.  Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options that could reduce what is ultimately spent by clients that have made upfront commitments.

During 2014 and thus far in 2015, we have entered into agreements with seven new affiliate theatre circuits with 406 screens.  In total, these affiliate additions are expected to add approximately 15 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 231 million new salable national advertising impressions (assuming 15 national advertising units of 30 seconds each).  One of these affiliates, with 142 screens and approximately 7 million attendees, will become a part of our network in January 2016.  We expect this expansion of our network and additional attendees will provide our advertising clients with a better marketing product with increased reach (more advertising impressions) and improved geographic coverage.  During 2016, we also plan to offer our advertising clients better audience targeting capabilities that are expected to assist with our strategy to expand our client base and increase our revenue, operating income and cash flow and our revenue sharing payments to our network affiliates. Our future revenue growth could also be positively impacted by the expansion of our advertising network through the new construction and merger and acquisition activities of our founding members and network affiliates.  We also believe that the continued growth of our market coverage ubiquity and overall number of impressions will also strengthen our selling proposition and competitive positioning versus other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

In 2013 and 2014, we experienced a decline of 7.6% and 16.4%, respectively, in national advertising CPMs (excluding beverage revenue) compared to the prior period due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client categories that traditionally buy their television advertising at lower CPMs.  After the resetting of our pricing over the last few years to be more attractive to a broader number of potential clients and reflect seasonal marketplace supply and demand characteristics, during the first nine months of 2015, we experienced an increase of 5.6% in national advertising CPMs (excluding beverage revenue) as a result of a 12.4% increase in CPMs during the third quarter of 2015, a 10.6% increase in CPMs during the second quarter of 2015 and an 11.1% decline in CPMs during the first quarter of 2015.  This volatility in quarterly national CPMs combined with an increase in national inventory utilization reflects the success of our upfront inventory packaging strategy that created multi-flight campaigns for clients that were priced based on expected lower market demand in the first quarter of 2015 as compared to the rest of the year.  As a result of this new packaging strategy and more dynamic scatter pricing that is responsive to week-to-week market demand and inventory availability, we expect our national advertising CPMs (excluding beverage) to continue to be higher during higher market demand periods and lower during periods of lower market demand where we have greater amounts of unsold inventory.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2014 and in the first six months of 2015, we sold 60 seconds to our founding members. In December 2014, we were notified by one of our founding members that beginning in July 2015, they would reduce their beverage advertising from 60 seconds to 30 seconds to accommodate other in-theatre marketing activities by their beverage supplier. We have the right to sell the 30 second unit to other clients. This contributed to a decrease in beverage revenue of $1.3 million during the three months ended October 1, 2015, and we expect a similar impact during the fourth quarter of 2015.  We expect that most of this revenue will be replaced through the sale of national advertising to other brands. The other founding members have signed long-term contracts with their beverage suppliers that require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients.  Per the ESAs, beginning in 2012, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us. Due to a 14.4% decline in segment one CPMs in 2014, the CPM on our beverage concessionaire revenue declined during the first nine months of 2015 by 14.4% and the CPMs for the remainder of 2015 will decline by an equivalent percentage.  The expected higher CPMs for 2015 are expected to increase the CPM on our beverage concessionaire revenue during 2016.

In consideration for our access to founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of October 1, 2015, 94.8% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theatre access fee related to additional digital cinema installations within existing founding member theatres will be minimal.

During 2015, we reduced the length of our content partner entertainment programming segments from two and one-half minutes to two minutes in content partner agreements representing about 50% of our FirstLook pre-show impressions.  During 2016, the remainder of our content partner agreements will provide for two minute entertainment content segments.

The reduction in the length of our FirstLook content partner entertainment segments from two and one-half minutes to two minutes will provide two additional 30-second national units and one additional local or regional advertising unit for us to sell across approximately 50% of our network impressions in 2015 and 100% in 2016.  This additional salable national, local and regional FirstLook pre-show inventory could allow us to increase our future advertising revenue provided that there is adequate market demand.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt.  As a result of these financing transactions, we extended the average maturities of our debt by over six years.  The weighted average remaining maturity is 5.5 years as of October 1, 2015.  As of October 1, 2015, approximately 64% of our total borrowings bear interest at fixed rates.  The remaining 36% of our borrowings bear interest at variable rates and as such, our net income could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings. Refer to Note 4—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

As described within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, on March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement with Screenvision.  We do not expect to incur additional material expenses related to the terminated merger.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	October 1, 2015	January 1, 2015	September 25, 2014	Q3 2015 to YE 2014	Q3 2015 to Q3 2014
Cash and cash equivalents	$7.0	$10.2	$13.0	$(3.2)	$(6.0)
Revolver availability (1)	69.0	113.0	124.0	(44.0)	(55.0)
Total liquidity	$76.0	$123.2	$137.0	$(47.2)	$(61.0)

(1)

The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total capacity under the revolving credit facility is $135.0 million.

The $61.0 million decrease in liquidity as of October 1, 2015, compared to September 25, 2014, was due primarily to the funding of the merger termination fee of $26.8 million during the first three months of 2015 and related merger costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015).  The decrease in liquidity was also a result of the maturity of $14.0 million of the revolving credit facility in December 2014, for which the Company paid the balance in full, thus decreasing the capacity under the revolving credit facility to $135.0 million from $149.0 million.  Pursuant to the NCM LLC Operating Agreement, the $25.5 million negative available cash distribution calculation for the first quarter of 2015 will be netted against the available cash distributions for the second quarter of 2016 (to be paid in the third quarter of 2016).  At that time, these remaining merger costs that had been funded by our revolving credit facility will be effectively repaid and our borrowing capacity under our revolving credit facility and overall liquidity will increase by approximately $25.5 million.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	October 1, 2015	September 25, 2014
Operating cash flow	$66.1	$106.0
Investing cash flow	$(10.0)	$(9.9)
Financing cash flow	$(59.3)	$(96.4)

•

Operating Activities. The $39.9 million decrease in cash provided by operating activities for the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014 was due primarily to the $32.4 million lower change in accounts receivable period over period primarily due to higher revenue and timing of collections in the period and a $12.1 million decrease in net income, primarily related to the Screenvision merger termination fee and related merger costs, as described further above, partially offset by a $8.3 million decrease in accounts payable and accrued expenses period over period primarily due to the timing of payments.

•

Investing Activities. The $0.1 million increase in cash used in investing activities for the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014 was due to an increase of $1.1 million of purchases of property, plant and equipment, partially offset by an increase of $1.0 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements.

•

Financing Activities. The $37.1 million decrease in cash used in financing activities during the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014 was due primarily to an increase in proceeds from borrowings, net of repayments of $39.0 million due to higher borrowings on the revolving credit facility to pay the Screenvision merger termination fee and related merger costs, as described above.

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand.  Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended April 2, 2015 was calculated as negative $25.5 million due to the merger termination fee and related merger costs.  Pursuant to the NCM LLC Operating Agreement, there was no distribution made in the second quarter of 2015 and the negative amount will be netted against available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  The available cash distribution to the members of NCM LLC for the three months ended October 1, 2015 (which will be made during the fourth quarter of 2015) was approximately $45.1 million.

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

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of October 1, 2015, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended October 1, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk.  As of October 1, 2015, the only interest rate risk that we are exposed to is related to our $135.0 million revolving credit facility and our $270.0 million term loan.  A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.4 million for an annual period on the $66.0 million revolving credit balance and $270.0 million term loan outstanding as of October 1, 2015.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure.  As of October 1, 2015, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of October 1, 2015 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 1, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NATIONAL CINEMEDIA, LLC (Registrant)

By: National CineMedia, Inc., its manager

Date:	November 10, 2015	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2015	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	November 10, 2015	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)