Form 10-K
period 2015-12-31
National CineMedia, LLC
filed 2016-03-02
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 29, 2016, the registrant had 135,142,972 common membership units outstanding (excludes restricted shares which have vested and stock options which have been exercised subsequent to December 31, 2015). The common membership units are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of National CineMedia, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016 and National CineMedia, Inc.’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2015 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions

In this document, unless the context otherwise requires:

•	“NCM LLC” “the Company,” “we,” “us”, or “our” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005.
•

“NCM, Inc.” refers to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC, which acquired an interest in, and became a member and the sole manager of NCM LLC, upon completion of its initial public offering, or “IPO,” which closed on February 13, 2007.

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes ICON Theatres, AMC Starplex, LLC, which joined NCM LLC in December 2015 in connection with AMC’s acquisition of Starplex Cinemas, and American Multi-Cinema, Inc., which is a party to an ESA with NCM LLC.

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

•

“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of our founding members upon completion of NCM, Inc.’s IPO, which were further amended and restated on December 26, 2013 in connection with the sale of the Fathom Events business.

•	“Founding members” refers to AMC, Cinemark and Regal.
•	“OIBDA” refers to net income plus income tax expense, interest and other non-operating costs and depreciation and amortization expense.
•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs, merger-related administrative costs and CEO transition costs.
•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.

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

Risks Related to Our Business and Industry

•	Significant declines in theatre attendance;
•	competition within the overall advertising industry;
•	not maintaining our technological advantage;
•	national, regional and local economic conditions;

•	the loss of any major content partner or advertising customer;
•	our plans for developing additional revenue opportunities may not be implemented and may not be achieved;
•	failure to effectively manage or continue our growth;
•	our inability to retain or replace our senior management;
•	changes to relationships with our founding members;
•	failures or disruptions in our technology systems;
•	infringement of our technology on intellectual property rights owned by others;
•	the content we distribute and user information we collect and maintain through our in-theatre, online or mobile services may expose us to liability;
•	changes in regulations relating to the Internet or other areas of our online or mobile services;
•	our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable;
•	changes in market interest rates;

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

•	determination that NCM, Inc. or our founding members is an investment company and
•	other factors described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

The Company

NCM LLC was organized on March 29, 2005 and began operations on April 5, 2005. NCM, Inc. is a holding company that manages its consolidated subsidiaries, including NCM LLC and held 43.8% of the common membership units in NCM LLC as of December 31, 2015. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 56.2% of NCM LLC’s common membership units as of December 31, 2015.

We have long-term ESAs with our founding members (over 21 years remaining as of December 31, 2015) and multi-year agreements with certain third-party theatre circuits, referred to in this document as “network affiliates,” which expire at various dates between May 31, 2016 and July 22, 2031.  The ESAs and network affiliate agreements grant us exclusive rights in their theatres to sell advertising, subject to limited exceptions.

On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC.  The Fathom Events business accounted for approximately 7.9% of our revenue for the fiscal year ended December 26, 2013.  Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

We currently derive revenue principally from the sale of advertising to national, regional and local businesses within several versions of FirstLook, which we distribute to theatre screens in our digital network.  We also sell advertising programming on our LEN and other forms of advertising and promotions in theatre lobbies and online through our Cinema Accelerator product and on mobile devices through an app called Movie Night Out®.

We believe that the reach, digital delivery and projection capabilities of our network provides an effective platform for national, regional and local advertisers to reach a large, young and affluent audience on a targeted, engaging and measurable basis.  During 2015, over 700 million patrons attended movies shown in theatres in which we currently have exclusive cinema advertising agreements in place.  A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of December 31, 2015)

	Advertising Network

	Theatres	Total Screens (1)	% of Total
Founding Members	1,273	16,981	83.4%
Network Affiliates	344	3,380	16.6%
Total	1,617	20,361	100.0%

(1)

100% of the FirstLook pre-show is projected on digital projectors (90% digital cinema projectors and 10% LCD projectors), and approximately 98% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN, with the remainder delivered on USB drives.

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national, regional and local advertising, as well as, behind the scenes “making-of” and other entertainment content provided to us under exclusive multi-year arrangements with leading media, entertainment and technology companies (“content partners”) and other clients. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions that include promotional materials for our theatre partners, entertainment content and national and regional advertisements that are targeted towards movie ratings, specific films, or groups of films related to specific film genres and local and regional advertisements that play in specific theatre markets or geographic regions.  The FirstLook pre-shows are customized with the branding of certain of the theatre circuits in which the programming plays.  We have the capability to deliver three-dimensional (“3-D”) advertising campaigns within a 3-D version of the FirstLook program prior to 3-D films.

The majority of our entertainment content segments are provided to us by content partners. Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally for terms of two years) to buy a portion of our advertising inventory at a specified cost per thousand (“CPM”).  The original content produced by these content partners typically features behind-the-scenes interviews about the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products.  We also have two-year agreements to exhibit a courtesy public service announcement (“PSA”) with an insurance company and a candy company which expire at the end of 2017.  We also have a long-term agreement to display advertising of our founding members’ beverage supplier.

Advertising is sold on a CPM basis to national clients, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis.  We generally sell our national advertising units across our national network by film rating, groups of ratings or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which expands the number of potential clients.

FirstLook was created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating national, regional and local video advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising.  Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA® or geographic region.  Segment two and segment one that run closest to the advertised show time feature primarily national and regional advertisements, which are generally 30 or 60 seconds.  Segment one also includes an advertisement for the founding members’ beverage supplier.  Segment two and segment one begin approximately 13 minutes and 8 minutes, respectively, before the advertised show time.  Segment three, segment two and segment one include an entertainment content segment provided primarily by our content partners.  Beginning in 2015, approximately half of our content partners provided two minute entertainment content segments, while the remainder provided two and one-half minute segments.  In 2016, all of our content partners will provide two minute segments.

We sell 3-D advertising that runs prior to select 3-D films.  The 3-D advertisements are placed at the end of the FirstLook pre-show, after a message for patrons to put on 3-D glasses. These 3-D advertisements provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily to a fewer number of 3-D advertisements and improved recall (based on third-party research) associated with those 3-D advertisements.  In order to provide a better experience, theatre patrons are prompted to put their glasses on prior to the 3-D portion of FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3-D feature film.

As of December 31, 2015, 100% of our network screens were displaying the FirstLook pre-show on digital projectors, with approximately 97% of those screens receiving content through our DCN, representing approximately 98% of our total network attendance.  As of December 31, 2015, 18,223, or 90%, of 20,361 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors.  The screens not connected to our DCN display national and regional advertisements on digital projectors through the distribution of the advertising content on USB drives that are shipped to the theatres via overnight delivery services.

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

Our goal in creating FirstLook as a branded entertainment program was to create a new “first release window” for advertising into the marketplace, similar to the way films are released first in cinemas.  To that end, we encourage advertisers to provide us with advertisements before they are shown on other media platforms, different versions of those advertisements, or original content that is specifically created for cinema.  All versions of the FirstLook are produced by our internal creative staff, including pre- and post-production services that we offer to our clients (primarily local clients), for a fee.  These high quality internal production capabilities provide the timing flexibility and cost efficiency required to produce and display the many versions of our high quality FirstLook pre-show.

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

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements.  During the first six months of 2015, we sold 60 seconds to NCM LLC’s founding members and during the last six months of 2015, we sold 60 seconds to two of NCM LLC’s founding members and 30 seconds to one of NCM LLC’s founding members.  Per the ESA, the annual CPM change equals the prior year annual percentage change in the advertising CPM charged by NCM LLC to unaffiliated third parties during the last few minutes of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.

The arrangements with our founding members relating to on-screen advertising for their beverage concessionaires, the agreements with our content partners and the PSAs represented approximately $132.5 million, or approximately 30%, of our total revenue for the year ended December 31, 2015.

Lobby Network and Promotions

Lobby Entertainment Network (LEN). Our LEN is a network of video screens strategically located throughout the lobbies of all of our digitally equipped founding members’ theatres and the majority of our network affiliate theatres. As of December 31, 2015, our LEN had 3,104 screens in 1,519 theatres connected to our DCN.  The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas.  Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theatre and the same program is displayed simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for our founding members’ advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to our founding members at no cost and one minute of which our founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call “strategic programs”.

Under the terms of the ESAs, our founding members also have the right to install additional screens in their theatre lobbies, which would not display our LEN programming, but would be used to promote strategic programs or products sold in their theatre concessions, bars and dining operations, ticketing partner promotions, gift card and loyalty programs, special events presented by our founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service.

Lobby Promotions. We also sell a wide variety of advertising and promotional products in our theatre lobbies. These products can be sold individually or bundled with on-screen, LEN, online or mobile advertising. Lobby promotions typically include:

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

Branded Entertainment Websites and Mobile Applications

We have a business website, ncm.com and two consumer facing websites, firstlookonline.com and movienightout.com and a mobile app called Movie Night Out.  In May 2014, we signed a service agreement with Shazam Media Services, Inc. (“Shazam”) to allow movie-goers to explore and engage with the FirstLook pre-show content on their mobile device using the Shazam app. In addition to allowing our advertising clients to engage the theatre audience by connecting their on-screen advertisements to their smartphones, the Shazam app allows our theatre partners to engage directly with their patrons to market online tickets, upcoming films and concession products.  This unique marketing tool will also allow our advertising clients and network affiliates to distribute coupons and other value-added elements.  Our consumer facing websites and the Shazam mobile app extend the reach of our FirstLook pre-show to consumers online and on their mobile devices and provide an opportunity to create a unique integrated bundle of marketing products for our clients. In January 2015, we launched our new digital product, Cinema Accelerator that targets moviegoers.  Cinema Accelerator identifies moviegoers through exclusive first party data sources including, geo-location services, beacons and ticket sales data for the moviegoers that enter the theatres in our network.  Using the moviegoer as our filter, we can target specific demographics, genres or layer on other data to provide to our clients as a comparison against their audience.  This service is provided through multiple channels, including online and mobile banners, online and mobile pre-roll video, tablets and Facebook newsfeed so that wherever the moviegoer is taking their information, we are there to provide it to them,.  We are selling Cinema Accelerator through a small digital sales group and through our existing national and local sales organizations.  As these online and mobile activities are supported primarily through our existing staff and infrastructure, we believe that new digital revenue could be developed and additional in-theatre advertisements could be sold due to the nature of the integrated marketing packages.  We believe that these integrated marketing packages improve branding and advertising recall due to higher frequency of the advertising and allow clients to better evaluate the effectiveness of their advertising.

Sales and Marketing

We sell our in-theatre and online advertising products through our national, local and regional sales teams.  We market our advertising products through our marketing group located primarily in our New York City sales office.

As of December 31, 2015, we had 31 advertising sales and client development related personnel (including management and sales support staff) within our national sales group.  During 2015, approximately 42% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain sales targets in order to enhance coordination and teamwork.  Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded.  Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles), Chicago and Detroit.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of 108 screens per representative.  Their responsibility is to sell cinema advertising to local clients as well as larger regional advertisers.  During 2015, approximately 77% of the compensation for local sales staff was based on an individual sales commission on collected sales.  As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens.  As of December 31, 2015, we had 212 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local advertising revenue by expanding our network and the number of clients and client industries through sales outreach and several marketing tactics, including the expansion and improvement of research provided to clients and the addition of client and business development sales executives.  We aggressively market and sell directly to clients as well as advertising agencies, including our participation, beginning in 2012, in the television upfront advertising selling process, which is launched each year with a presentation to clients and advertising agencies in New York City during the TV Upfront week.  We also on occasion place advertising in national trade publications, and commission third-party market research to assist our sales team.  We believe that improved research regarding cinema advertising and expanded analytics about our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability.  In addition, based on the success of our upfront campaigns, we believe that we are capturing additional market share from traditional advertising media platforms such as broadcast and cable television.  Our primary strategy has been to establish cinema advertising as a more accountable and effective advertising medium relative to other media that has not been impacted by the proliferation of the use of digital video recorders (“DVRs”) to record television programming.  As of December 31, 2015, we had 36 personnel based primarily in New York that focus on the marketing, research and public relations aspects of our advertising business.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the consistent image and sound quality of the FirstLook pre-show and LEN programming that are distributed over our network, creating the highest possible cinema quality presentation for FirstLook, LEN presentations and all of our other in-theatre marketing products.  We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show and our internet sites and mobile app has been instrumental in our ability to provide a better experience for the theatre patron, to enhance our ability to attract and retain our on-screen advertising clients and build and retain relationships with network affiliates. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, or as part of their advertising commitment, including audio enhancements, color correction and noise reduction.  Our expertise in cinematic production and our ability to tailor advertisements developed for television, online or mobile to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television, online or mobile, thus optimizing their original investment to the big-screen presentation. We also offer creative and production services to our clients (primarily local clients), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising and ensures a higher quality presentation for cinema patrons. During 2015, we produced and performed post-production services for approximately 47% of the local advertisements that played across our networks.  Our founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

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

We employ a satellite network to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network, distributes our FirstLook pre-show content to 20,361 screens, 1,617 theatres and approximately 3.4 million seats, representing 98% of the total attendance of our advertising network as of December 31, 2015.  Approximately 90% of our network is equipped with digital cinema projectors and 10% with LCD projectors.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres.  We employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to theatres.  For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to specific screens, theatres or groups of screens or theatres throughout our DCN. Our digital content system operated in our network operations center (“NOC”) in our Centennial, Colorado headquarters, combined with in-theatre systems that are connected to the Alternative Content Engine (“ACE”) are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums.  The integrated DCN (including the DCS software) is controlled by our NOC which supports and monitors approximately 99,000 network hardware devices and approximately 598,000 maintenance alarm technology points within the theatre network as of December 31, 2015.

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

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior National Advertising Network

We believe that our national advertising network delivers measurable results versus television, online and mobile or other video advertising networks that we compete against, by allowing for targeting of marketing messages primarily based on the film title, rating or film genre group to a large, young and affluent audience, yielding a competitive return on investment for advertisers as compared to traditional national and local media platforms. As a result, we are able to compete effectively for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertisers and agencies throughout the U.S.  The following are the key competitive strengths of our advertising network:

•

Extensive National Market Coverage. Our contractual agreements with our founding members and network affiliates provide long-term exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising to a large percentage of the U.S. markets that are part of our advertising network. As of December 31, 2015:

•

our advertising network consisted of 20,361 screens that were 100% digital (16,981 operated by our founding members) located in 1,617 theatres (1,273 operated by our founding members) in 48 states and the District of Columbia;

•

the total annual advertising network theatre attendance was approximately 694.7 million (586.6 million from our founding members), which increased 0.9% compared to 2014.  Our network represented approximately 57% of the total U.S. theatre attendance, with some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen;

•

the average screens per theatre in our network was 12.6 screens, 1.8 times the U.S. theatre industry average, and the aggregate annual attendance per screen of theatres included in our network during 2015 was 34,121, versus the U.S. theatre industry average attendance per indoor screen of 33,585, using metrics reported by the National Association of Theatre Owners (“NATO”);

•	our advertising network had theatres in most of the largest U.S. markets, including each of the top 25 DMAs®, 49 of the top 50 DMAs®, and 187 DMAs® in total;
•

approximately 73% of our screens (73% of our attendance) were located within the top 50 U.S. DMAs® and approximately 33% of our screens (37% of our attendance) were located within the top 10 U.S. DMAs®;

•

theatres within our advertising network represented approximately 70%, 68%, and 66% of the total theatre attendance in theatres that showed national advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 62% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis; and

•

approximately 90% of our network screens and approximately 96% of our founding member screens were connected to higher quality digital cinema projectors that will further improve the on-screen presentation for advertisers and allow us to display 3-D advertising in most of our network theatres.

We plan to continue to expand our network through the addition of new network affiliates and theatres built or acquired by our founding members and existing network affiliates.  Under the terms of the ESAs and common unit adjustment agreement with our founding members and our network affiliate agreements, all new theatres built or acquired (subject to existing advertising sales agreements) by our founding members or network affiliates will become part of our network. Since NCM Inc.’s February 2007 IPO, our founding members have added approximately 3,900 net new screens and 36 network affiliates have been added to our network with approximately 2,500 screens.  We expect this expansion to continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums, including television, online and mobile video advertising platforms.

•

Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility to distribute content to specific theatres or screens, geographic regions, or demographic groups based on film title, film rating category or film genre.  As a result, our clients can deliver an advertising message to a desired demographic group of movie-goers, using high quality sight, sound and motion to specific groups of screens across our entire national digital network.  Further, with upgrades to our distribution technology and operating processes, we can provide distribution lead times that are comparable to television and reduce our advertising clients’ operating costs, enabling us to respond quickly to client requests to change advertising content. During 2015, we also began to invest in our inventory management and distribution systems to expand our ability to target audiences by film genre groups and we began the development of a Data Management Platform that we believe will allow us to provide more robust campaign data analytics to our clients.

•

Access to a Highly Attractive Demographic Segment. NCM offers advertisers the ability to reach highly coveted audience segments: young, affluent, and educated. According to Nielsen Cinema Audience Reports for 2015, 53% of the NCM audience were between the ages of 12-34. Further, 35% of NCM moviegoers have a household income greater than $100,000 (versus 27% of the general population) and 38% have received a Bachelor’s degree or higher (versus 29% of the general population) according to the 2015 Doublebase GfK MRI Study.  These audience demographics provide a more effective environment than most traditional media platforms for targeting highly desired demographic groups.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the impact of the big screen, high quality visual presentation, and digital surround sound presented in an engaged, distraction-free theatre environment.  Cinema advertising is one of the few advertising mediums where the ability to skip or turn off the marketing messages is limited.  According to industry studies, theatre advertising is more effective than advertising shown on television as measured by unaided recall rates.  We believe that the impact of our on-screen advertising (representing 94% of our total advertising revenue) presentation has been further enhanced by the new high quality digital cinema equipment that has been installed in our network theatres.

•

Superior Audience Measurability. We receive monthly attendance information by film, by rating and by screen for all of our founding member theatres and the theatres operated by our network affiliates, which allows us to report to clients the audience size for each showing of a film and our pre-show. We also obtain third-party research that provides us with the percentage of the total attendance that is in their seats at various times prior to the advertised show time. We believe that access to this information and sharing it with our national clients gives us a distinct competitive advantage over traditional media platforms that are based on significant extrapolations of a very small sample of the total audience.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure make our network efficient and scalable and allow us to target specific audiences based primarily on film title and rating desired by our advertising clients and provide scheduling timing flexibility that is similar to advertising on television.  Our proprietary DCS provides many distribution, scheduling, reporting and auditing features. We currently playback over 4 million digital content files per day through our DCS. Our DCS also provides the ability to program advertisements from our NOC as required by advertising clients, which shortens lead times and provides increased flexibility to change messages or target specific audiences for our advertising clients.

As of December 31, 2015, our advertising network of 20,361 screens was 100% digital.  In 2010, we began to connect our DCN to the higher quality digital cinema projectors being installed by our founding members and network affiliates. These digital cinema projectors provide a much higher quality 2-D image and the ability to project 3-D advertising on screens that are equipped with 3-D playback technology.

Our NOC, DCS and other network software also provide us with the capability to directly monitor approximately 99,000 in-theatre network devices and approximately 598,000 maintenance alarm technology points within our theatre network on a near real-time 24/7 basis as of December 31, 2015, providing high network reliability and timely reporting as required by our advertising clients. The scalability of our NOC and distribution technology has allowed us to increase the number of devices and alarm points with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theatres from our founding members, our existing network affiliate relationships and the addition of new network affiliates.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature program, FirstLook, provides a high-quality entertainment experience for patrons and an effective marketing platform for advertisers.  We have branded our pre-feature shows, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. We partner with leading media, entertainment and technology companies to provide more original content for the audience and more impact for the advertiser. We have designed the FirstLook programs with separate local and national “pods,” consistent with the placement on television networks.  We also produce a 3-D segment of FirstLook.  We believe the ability to distribute 3-D advertisements across our national network is a unique selling proposition versus television, online and mobile and thus will enhance our national advertising revenue growth in the future.

Our relationships with our content partners and PSA sponsors under exclusive multi-year contractual agreements provide high quality entertainment content that is dispersed throughout the show. The multi-year contracts with our content partners, our PSA sponsors, and arrangements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires provide a significant upfront revenue commitment, accounting for approximately 30% of our total revenue for the year ended December 31, 2015.  According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons as well as the effectiveness of the advertising message.

Integrated Marketing Products

Along with our on-screen advertising opportunities, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various online and mobile marketing and in-lobby and LEN marketing.

•

Our online and mobile marketing products include advertisement placement on our firstlookonline.com and movienightout.com websites and on our Movie Night Out mobile app, and Shazam’s app, as well as, through our Cinema Accelerator product.

•

Our in-lobby marketing programs include advertisements displayed on our LEN high-definition television screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities.  According to a Nielsen survey of moviegoers for 2015, movie patrons spend, on average, approximately 13 minutes in the theatre lobby (before, during and after the last movie that they viewed in the theatre).

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

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 49% to 52% over the last five years.  Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and the reconciliation to net income.  In addition, our founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theatres including the recent deployment of the higher quality digital cinema equipment.  Due to the network equipment investments made by our founding members and network affiliates (in some cases through the DCIP digital cinema implementation joint venture) in new and acquired theatres and the requirements in the ESAs for our founding members to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands.  The combination of our strong operating margins and our low capital expenditures, ranging from approximately 2% to 3% of revenues over the last five years, has allowed us to generate significant unlevered free cash flow (defined as operating income or loss before depreciation and amortization expense, share-based compensation costs, merger-related administrative costs and CEO transition costs and minus capital expenditures) before distributions to our owners. For the year ended December 31, 2015, our capital expenditures were $13.0 million, of which $1.1 million primarily related to investments in network equipment to add new network affiliate theatres.  We believe our expected level of unlevered free cash flow generation should provide us with the strategic and financial flexibility to pursue the further expansion of our national theatre network, invest in other growth opportunities and continue to make dividend payments to our stockholders.

Our Strategy

We believe that our theatre advertising network and management competencies, will provide us with an opportunity to be a strong competitor in the national and local advertising marketplace. We believe that because our business is not being adversely impacted by the DVR and television programming fragmentation, it will allow us to gain market share within the broader video advertising marketplace. Our primary strategic initiatives are to:

Expand and Improve the Quality of Our Theatre Network

Expanding our Geographic Coverage and National Reach.  We continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that our founding members or our network affiliates buy or build and by entering into additional long-term network affiliate agreements with other theatre circuits. The ESAs require that all of our founding members’ new or acquired theatres be added to our network in return for the issuance of new NCM LLC units.  In addition to the continued expansion of our theatre network through the acquisition and new construction activities of our founding members, our strategy is to continue to create new relationships with regionally located network affiliates with theatres in smaller markets where we do not currently have significant (or in many cases any) market coverage. By increasing our advertising reach and broadening our geographic coverage, we believe we will be better able to compete with other national advertising platforms such as television networks and new emerging advertising platforms distributed over the internet and on mobile devices.

Improving the Technical Quality and Content Presentation of Our Network.  Our production and distribution capabilities have been transitioned to the new digital cinema platform, including the ability to distribute and display 3-D advertising.  As of December 31, 2015, 18,223 total screens (including network affiliates) within our digital network were connected to digital cinema projection equipment, representing approximately 90% of our network screens. In order to provide for the connection of the new higher quality digital cinema equipment to our network, we agreed to an amendment of the ESAs that increased our founding member theatre access fee (and reduced certain maintenance costs as LCD projectors were replaced) as the digital cinema system is connected to our advertising network.

Upgrading Our Sales and Inventory Management Systems and Our Ability to Better Target Specific Theatre Audiences for Our Clients. Over the last several years we have been upgrading our sales and inventory management systems to provide our local, regional and national sales personnel the ability to respond to client requests for proposals more quickly and provide sales management more timely visibility to our inventory availability and pricing trends.  In addition, we are continually upgrading our DCS scheduling and distribution software to provide more effective targeting of advertisements toward specific theatre audiences.  In 2014, we began to enhance these existing management systems to provide the ability to target specific theatre audiences more effectively based on film genre group, or other criteria desired by our advertising clients.   During 2015, we also began development of a Data Management Platform that will allow us to provide more robust audience data and other analytics associated with specific client campaigns.

Expand Our Advertising Client Base

National Advertising. We intend to increase our market share of U.S. advertising spending by: (i) launching an aggressive sales, marketing and public relations strategy that highlights the positive attributes of our marketing product compared to other national video networks, including adjacency to high quality programming, a higher quality advertising impression that cannot be skipped and more placement certainty and transparency than online and mobile networks, (ii) launching a national upfront marketing and sales campaign that leverages and builds on the success of our upfront campaigns and provides dynamic pricing that is responsive to week-to-week market demand and inventory availability, (iii) increasing our investment in obtaining theatre patron and other data to feed our new audience targeting systems, (iv) expanding our research staff and their capabilities to better validate our selling proposition and the return on investment for advertising clients relative to other advertising networks and (v) creating a more robust integrated marketing product that bundles our on-screen, lobby promotions and online and mobile platforms (see more discussion below). These strategies are designed to expand our relationships with existing advertising clients and broaden our advertising client base in new and existing client industries.

Over the last several years our national sales team was successful in this effort to expand our national client base, as we added 46 clients in 2015 that were first time clients or had not advertised with us since our IPO.  These new clients added in 2015 included companies in the apparel, auto parts, computer software, education, electronics, health, home audio/video equipment, insurance, internet, liquor, movie studio, personal care, pharmaceutical, pet store, prepared food, restaurant, spas, sporting good, supermarket, telecommunications and video game industries.  We have expanded our client base by approximately 108% to 470 national advertisers from 2009 through the end of 2015.  Despite this growth, we believe there are still thousands of clients that currently advertise on television, the internet or on mobile devices that do not use our network.  For instance, our share of spending by clients in the quick-service restaurant (“QSR”), consumer package goods (“CPG”) and retailer industries, among other industries, is relatively low compared to television, online and mobile.

Beginning in 2012, we began to participate in the television upfront advertising selling process, including a presentation in New York City in early May during the TV Upfront week. In 2015, this upfront strategy yielded positive results as we believe the increased market awareness among media buyers and clients created during the previous year’s upfront presentations raised our credibility and allowed us to gain upfront commitments traditionally made exclusively to cable and broadcast television networks, and more recently online and mobile networks. We believe that over time, this greater shift toward more upfront commitments, allows us to bundle several flights throughout the year will help to increase our share of video advertising spending by increasing the number of clients and client industries that buy our network and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.

Local and regional advertising. We intend to increase our market share of local and regional advertising spending by: (i) aggressively marketing our local and regional advertising products, including direct marketing campaigns to businesses within a specified radius of our network theatres and through our partnership with STRATA, a software company, whereby local and regional advertisers may purchase advertising on our network in the spot marketplace using STRATA’s software, (ii) aggressively bundling theatre lobby promotions with on-screen campaigns, (iii)  continuing to add high quality local salespeople and sales management executives to better cover the existing and new network theatres, particularly those with low inventory utilization, (iv) continuing to strengthen our regional sales team to focus exclusively on larger regional clients, such as car dealer associations, state agencies, insurance companies, quick service restaurants, or QSRs, casual dining, tourism, education, healthcare and retail, that operate across an entire DMA®, multiple DMAs® or states, (v) providing access to better FirstLook inventory for our regional advertising clients, (vi) improving proposal and inventory management systems, (vii) continuing to implement more robust training to support our local sales directors and sales management and (viii) exploring expansion into new regional marketplaces.  Due to the relatively low percentage of local advertising inventory sold today in many of our theatres, we believe that an opportunity exists to continue to expand our local and regional business.  We have also benefited from our efforts to reduce local salesperson attrition, providing balanced commissions and benefit packages and training and other corporate support.

Expand Our Internet/Mobile Platform

Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our on-screen and in-theatre promotional marketing products with online, mobile and video playback inventory, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer.  During 2015, we launched a new digital product, Cinema Accelerator, that targets frequent movie-goers in addition to the sale of our 100% owned consumer sites, firstlookonline.com and movienightout.com and our mobile app, Movie Night Out. In 2014, we also entered into a strategic marketing and selling relationship with the popular Shazam app to allow our clients to use their on-screen advertisements to directly engage movie-goers through their smartphones.

Continue to Attract and Retain High Quality Management and Staff

Our success is very much tied to the quality of our management and staff.  In order to ensure that we retain and attract high quality personnel, we seek to maintain a culture that focuses on teamwork and personal growth, as well as, maintain effective and transparent lines of communication.  We also make meaningful investments in internal, as well as, external training programs for our management and staff to ensure that our personnel have the technical and sales, as well as, management skills to drive our business growth.   We have adopted a succession plan that includes short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us, which we executed when our Chief Executive Officer announced his resignation in August 2015.

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

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers.  As of December 31, 2015, we had displayed advertising since 2006 with 470 national advertisers across a wide variety of industries. During the year ended December 31, 2015, we derived 69.3% of our advertising revenue from national clients (including advertising agencies that represent our clients), 6.7% from our founding members’ beverage agreements and 24.0% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of our founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase branded beverages sold in their theatres. During the first six months of 2015, we sold 60 seconds to each of our founding members and during the last six months of 2015, we sold 60 seconds to two of our founding members and 30 seconds to one of NCM LLC’s founding members. The ESAs provide for our founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA.  During 2015, the beverage concessionaire revenue was 6.7% of our total revenue.

Content Partners and PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with various entertainment, media, confections and technology companies.  These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a one or two-year period with options to renew, exercisable at the content partner’s option.  We also have exclusive PSAs reminding moviegoers to silence their cell phones and refrain from texting during feature films.  During 2015, the total advertising purchased by these content partners and PSAs represented approximately 23% of our total revenue.

Competition

Our advertising business competes in the estimated $173 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional media, in particular television, to more targeted and effective forms of digital media. As the number of online and mobile media platforms continues to increase, the ability to achieve ubiquitous coverage of U.S. households has become an important competitive factor.  It will also be important to provide clients the ability to target narrow consumer demographic groups and engage directly with individual consumers and to provide measurable third-party marketing information. We believe that proliferation of online and mobile platforms and other technology such as DVRs that enable consumers the ability to consume media (including advertising) when, where and how they want and which provide improved data collection may increase advertisers’ demand for online and mobile advertising platforms and could increase demand for cinema advertising where the risk of advertisements not being viewed is reduced.  Thus, our network is well positioned to benefit from several broad market trends, most noticeably the increasing adoption of DVRs and other new digital technology that allows consumers to skip advertisements and the fragmentation of programming to online video platforms. Cinema is one of the few media platforms where consumers cannot skip advertisements.

Through the visual quality and impact of the big screen and surround sound, we are able to display high impact advertising impressions to our audiences. According to Nielsen Brand Effect, cinema advertising has generated ad recall of up to three times greater than the same advertising shown on television. Given our recent network expansion and improvements in the capabilities of our digital network technology implemented over the last few years, we are beginning to provide a broader audience and increase the flexibility to tailor our advertising programs, providing a more entertaining consumer experience and a more effective advertising platform for advertisers. We also believe that as online and mobile video platforms expand with the proliferation of viewing devices, such as larger smartphones and tablets, video programming will become more fragmented and as our national reach expands and we create a higher quality presentation, our network will become even more valuable to marketers.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2012, 2013, 2014 and 2015.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%
FY 2014	17.8%	25.4%	25.6%	31.2%
FY 2015	17.2%	27.2%	25.0%	30.6%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2012, 2013, 2014 and 2015.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%
FY 2014	17.8%	25.4%	25.6%	31.2%
FY 2015	17.2%	27.2%	25.0%	30.6%

Employees

We have 628 employees as of December 31, 2015. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, Chicago, and Detroit, and our software development office in Minneapolis.  We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S.  None of our employees are covered by collective bargaining agreements.  We believe that we have a good relationship with our employees.

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

Risks Related to Our Business and Industry

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising and could reduce our revenue

Our business is affected by the level of theatre attendance by our founding members and to a lesser extent our network affiliates, who operate in a highly competitive industry whose attendance is reliant on the presence of motion pictures that attract audiences. From the mid-1990s through 2002, the number of movie screens and the level of theatre attendance in the U.S. increased substantially, as movie theatres began to build larger “megaplex” theatres that offered new amenities such as stadium seating, improved projection quality and superior sound systems, and studios began to increase the number of motion pictures produced and increased the marketing budgets to promote those films.  From 1970 through 2015, the box office has fluctuated from year to year but has grown at a compound annual growth rate of 4.8%.  Over the last 20 years, theatre attendance has fluctuated from year to year but on average has remained relatively flat at an aggregate annual growth rate of less than 0.5%.  If future theatre attendance declines significantly over an extended time period, one or more of our founding members or network affiliates may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if the theatres in our network fail to maintain their theatres and provide amenities that consumers prefer, if they cannot compete with other out-of-home entertainment, including on pricing, or if studios begin to reduce the number of feature films produced and their investments in those films or reduce the investments made to market those films. Our network theatre circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theatre patrons who view our advertising and pre-feature show.

Further, the value of our advertising business could be adversely affected by a decline in theatre attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theatres include the following:

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

In addition, the value of our national on-screen advertising and to a lesser extent our local and regional advertising is based on the number of theatre patrons that are in their seats and thus have the opportunity to view the FirstLook pre-show. The number of patrons that are in a theatre seat could be adversely impacted by changes in theatre operating policies and patron amenities, including the number and length of trailers for upcoming films that are played prior to the start of the feature film and the offering of reserved seating.  Theatres are also installing new larger, more comfortable seating into theatres that have been viewed favorably by theatre patrons.  The installation of these larger seats reduces the number of seats in a theatre auditorium, which could decrease the number of theatre patrons that view our FirstLook pre-show that may adversely impact our operating results.

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

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theatre advertising network and proposal and inventory control, audience targeting and other management systems could limit our ability to offer our clients innovative unique, integrated and targeted marketing products, which could limit our future revenue growth. New advertising platforms such as online and mobile networks, and traditional mediums including television networks are beginning to use new digital technology to reach a broader audience with more targeted marketing products, and failure by us to upgrade our technology could hurt our ability to compete with those companies.  Under the ESAs, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that our founding members upgrade the equipment or software installed in their theatres, but we must negotiate with our founding members as to the terms of such upgrade, including cost sharing terms, if any.  For instance, during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to our founding members’ new digital cinema projection systems so that we could display our advertising (including 3-D) on the higher quality digital projection systems.  As of December 31, 2015 we had 16,981 screens, or 90% of our network screens, that were connected to digital cinema projection equipment and we expect to continue to convert the remaining screens with LCD digital projectors to these higher quality digital cinema projectors in the future.  If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results.  Over the last several years, we have been upgrading our proposal and inventory control systems, and in 2014 and

2015, we began to develop enhancements to these systems that will allow us to target theatre audiences more effectively.  The failure or delay in implementation of such upgrades or problems with the integration with our other systems and software could slow or prevent the growth of our business in the future.  In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software could slow or prevent the growth of our business.

Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition

The financial markets have experienced extreme disruption and volatility and certain parts of the world-wide economy remain fragile. A future decline in consumer confidence in the U.S. may lead to decreased demand for our services or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected.  These challenging economic conditions also may result in:

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

Our Adjusted OIBDA is derived from high margin advertising revenue, and the reduction in spending by or loss of a national or group of local advertisers could have a meaningful adverse effect on our business

We generated all of our Adjusted OIBDA from our high margin advertising business. A substantial portion of our advertising revenue relates to contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and recently online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising.  Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which on large contracts even the loss of a small number of clients would negatively affect our Adjusted OIBDA.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, PSAs and our founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with nine content partners, two of which expire in 2016 and seven in 2017. None of these companies individually accounted for over 10% of our total revenue during the year ended December 31, 2015. However, the agreements with the content partners, PSAs and beverage advertising with our founding members in aggregate accounted for approximately 30%, 34% and 31% of our total revenue during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.

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

Our business and operations have experienced growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients.  Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients.  To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our systems, including our audience targeting system which we have been upgrading in 2014 and 2015.  These enhancements and improvements could require an additional allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner, our ability to manage our limited advertising inventory, create improved audience targeting capabilities for our clients and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In August 2015, our President and Chief Executive Officer announced his resignation and, following a defined search process conducted by our Board of Directors, a new Chief Executive Officer was appointed in January 2016.  If other critical members of our senior management team leave, we might not be able to find qualified internal or external replacements; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Changes in the ESAs with, or lack of support by, our founding members could adversely affect our revenue, growth and profitability

The ESAs with our founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037.  In connection with the sale of our Fathom Events business on December 26, 2013, the ESAs were modified to remove those provisions addressing the rights and obligations related to digital programming services of the Fathom Events business unit, except for those relating to our exclusive rights to sell advertising in the founding member theatres, including the right to sell Fathom event sponsorships.  Our founding members’ theatres represent approximately 83% of the screens and approximately 84% of the attendance in our network as of December 31, 2015. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

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

If the non-competition provisions of the ESAs are deemed unenforceable, our founding members could compete against us and our business could be adversely affected

With certain limited exceptions, each of the ESAs prohibits the applicable founding member from engaging in any of the business activities that we provide in the founding member’s theatres under the amended ESAs, and from owning interests in other entities that compete with us. These provisions are intended to prevent the founding members from harming our business by providing cinema advertising services directly to their theatres or by entering into agreements with third-

party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:

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

If one of our founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable

Each of our founding members currently has a significant amount of indebtedness, which is rated below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy including United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against any of our founding members, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the our founding member, and thus not be enforceable. Alternatively, that founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should that founding member seek to sell or otherwise dispose of theatres or remove theatres from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theatres the number of theatres in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising).  These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience.  The use of LEN or lobby promotions by our founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4% of our total advertising revenue for the year ended December 31, 2015. The founding members do not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

Our founding members also have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the LEN. This additional lobby video network, which we refer to as our founding members’ lobby network, may be used by the founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of our founding members’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

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

If NCM, Inc. or our founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted

We do not believe that NCM, Inc. is an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, NCM, Inc. controls us, and its interest in us is not an “investment security” as that term is used in the Investment Company Act of 1940. If NCM, Inc. were to stop participating in the management of NCM LLC, its interest in us could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). NCM, Inc.’s sole material asset is its equity interest in us. A determination that such asset was an investment security could result in NCM, Inc. being considered an investment company under the Investment Company Act of 1940. As a result, NCM, Inc. would become subject to registration and other burdensome requirements of the Investment Company Act. In addition, the requirements of the Investment Company Act of 1940 could restrict our business activities, including our ability to issue securities.

We and NCM, Inc. intend to conduct our operations so that NCM, Inc. is not deemed an investment company under the Investment Company Act of 1940. However, if anything were to occur that would cause NCM, Inc. to be deemed an investment company, NCM, Inc. would become subject to restrictions imposed by the Investment Company Act of 1940. These restrictions, including limitations on our capital structure and our ability to enter into transactions with our affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our financial performance and operations.

We also rely on representations of our founding members that they are not investment companies under the Investment Company Act. If any founding member were deemed an investment company, the restrictions placed upon that founding member might inhibit its ability to fulfill its obligations under its ESA or restrict our ability to borrow funds.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 31, 2015.  We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	82,721 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,971 sq. ft.
New York, NY (3)	Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,989 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.
Detroit, MI (7)	Advertising Sales Office	200 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2017.
(3)	This facility is leased through April 30, 2017.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through September 30, 2022.
(6)	This facility is leased through July 31, 2019.
(7)	This facility is leased through March 22, 2016.

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

The following table sets forth the distribution declared per common membership unit attributable to the periods indicated.

Fiscal 2015
Distribution
First Quarter (January 2, 2015 – April 2, 2015)	$—
Second Quarter (April 3, 2015 – July 2, 2015)	$0.35
Third Quarter (July 3, 2015 – October 1, 2015)	$0.35
Fourth Quarter (October 2, 2015 – December 31, 2015)	$0.43

Fiscal 2014
Distribution
First Quarter (December 27, 2013 – March 27, 2014)	$0.09
Second Quarter (March 28, 2014 – June 26, 2014)	$0.27
Third Quarter (June 27, 2014 – September 25, 2014)	$0.31
Fourth Quarter (September 26, 2014 – January 1, 2015)	$0.47

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

None.

Use of Proceeds from Sale of Registered Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

NCM, Inc.’s Amended and Restated Certificate of Incorporation and the Third Amended and Restated Limited Liability Company Operating Agreement, as amended, of NCM LLC provide a redemption right to the NCM LLC members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one for one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc.’s common stock.

On December 21, 2015, NCM LLC received a Notice of Redemption from AMC, and NCM, Inc.’s board of directors authorized the exchange of 200,000 units for 200,000 shares of NCM, Inc. common stock.  In connection with delivering the Notice of Redemption, AMC surrendered common membership units to NCM LLC for cancellation and NCM, Inc. contributed shares of its common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by AMC.  NCM LLC distributed the shares of the NCM, Inc.’s common stock to AMC to complete the redemption on December 30, 2015.  The issuance of shares in this redemption was exempt from registration as a transaction by NCM, Inc. not involving a public offering.  As of December 31, 2015, these shares had not been sold and AMC owned 200,000 shares of NCM, Inc. common stock.

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

Item 6.  Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read in conjunction with the other information contained in this document, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the audited historical financial statements and the notes thereto included elsewhere in this document, and historical audited financial statements, which have not been included in this document.

The results of operations data for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 and the balance sheet data as of December 31, 2015 and January 1, 2015 are derived from the audited financial statements of NCM LLC included elsewhere in this document. The results of operations data for the years ended December 27, 2012 and December 29, 2011 and the balance sheet data as of December 26, 2013, December 27, 2012 and December 29, 2011 are derived from the audited financial statements of NCM LLC (not presented herein).

Results of Operations Data	Years Ended
($ in millions)	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011
REVENUE:
Advertising	$446.5	$394.0	$426.3	$409.5	$386.2
Fathom Events	—	—	36.5	39.3	49.2
Total	446.5	394.0	462.8	448.8	435.4
OPERATING EXPENSES:
Advertising operating costs	30.8	26.4	29.0	31.3	24.6
Fathom Events operating costs	—	—	25.5	29.0	34.1
Network costs	17.8	18.3	18.7	18.9	17.7
Theatre access fees—founding members	72.5	70.6	69.4	64.5	55.4
Selling and marketing costs	72.3	57.6	61.5	60.5	59.8
Merger termination fee and related merger costs	41.8	—	—	—	—
Administrative and other costs	21.4	19.3	20.1	20.3	17.6
Administrative fee – managing member	17.2	10.2	10.0	12.1	13.7
Depreciation and amortization	32.2	32.4	26.6	20.4	18.8
Total	306.0	234.8	260.8	257.0	241.7
OPERATING INCOME	140.5	159.2	202.0	191.8	193.7
NON-OPERATING EXPENSES	52.9	62.1	38.4	90.2	58.9
INCOME BEFORE INCOME TAXES	87.60	97.10	163.60	101.60	134.80
Provision for income taxes	0.1	0.8	0.7	0.6	0.3
NET INCOME	$87.5	$96.3	$162.9	$101.0	$134.5

Other Financial and Operating Data	Years Ended
(in millions, except cash distributions declared per common unit and screen data)	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011
OIBDA (1)	$172.7	$191.6	$228.6	$212.2	$212.5
Adjusted OIBDA (1)	$229.9	$199.3	$234.5	$221.2	$224.3
Adjusted OIBDA margin (1)	51.5%	50.6%	50.7%	49.3%	51.5%
Capital expenditures	$13.0	$8.8	$10.6	$10.4	$13.7
Founding member screens at period end (2) (6)	16,981	16,497	16,562	15,528	15,265
Total screens at period end (3) (6)	20,361	20,109	19,878	19,359	18,670
DCN screens at period end (4) (6)	19,760	19,251	19,054	18,491	17,698
Total attendance for period (5) (6)	694.7	688.2	699.2	690.4	636.8
Cash distributions declared per common unit attributable to the period	$1.13	$1.14	$1.56	$1.34	$1.46

	As of
Balance Sheet Data (in millions)	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011
Cash and cash equivalents	$3.0	$10.2	$13.3	$10.4	$9.2
Receivables, net	148.9	116.5	120.4	98.5	96.6
Property and equipment, net	25.1	22.4	25.6	25.7	24.6
Total assets	782.6	681.1	699.2	437.4	421.4
Borrowings	936.0	892.0	890.0	879.0	794.0
Equity/(deficit)	(266.5)	(317.4)	(299.2)	(524.2)	(527.5)
Total liabilities and equity	782.6	681.1	699.2	437.4	421.4

Notes to the Selected Historical Financial and Operating Data

(1)

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP.  OIBDA represents net income plus income tax expense, interest and other costs and depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based payment costs, the merger termination fee and related merger costs and Chief Executive Officer transition costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the terminated merger with Screenvision, LLC (“Screenvision”), or costs associated with the resignation of the Company’s Chief Executive Officer. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect integration payments as integration payments are recorded as a reduction to intangible assets.  Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to our members.  During the years ended December 31, 2015, January 1, 2015, December 26, 2013, December 27, 2012 and December 29, 2011, the Company recorded integration payments of $2.7 million, $2.2 million, $2.8 million, $0.0 million and $1.9 million, respectively, from our founding members.

(2)	Represents the total number of screens within our advertising network operated by our founding members.
(3)	Represents the total screens within our advertising network.
(4)	Represents the total number of screens that are connected to the DCN.
(5)	Represents the total attendance within our advertising network.
(6)

Excludes screens and attendance associated with certain Cinemark Rave and AMC Rave theatres for all periods presented.  Refer to Note 4 to the audited financial statements included elsewhere in this document.

The following table reconciles net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011
Net income	$87.5	$96.3	$162.9	$101.0	$134.5
Income tax expense	0.1	0.8	0.7	0.6	0.3
Interest and other non-operating costs	52.9	62.1	38.4	90.2	58.9
Depreciation and amortization	32.2	32.4	26.6	20.4	18.8
OIBDA	$172.7	$191.6	$228.6	$212.2	$212.5
Share-based compensation costs (1)	14.8	7.7	5.9	9.0	11.8
Merger-related administrative costs (2)	41.8	—	—	—	—
CEO transition costs (3)	0.6	—	—	—	—
Adjusted OIBDA	$229.9	$199.3	$234.5	$221.2	$224.3
Total revenue	$446.5	$394.0	$462.8	$448.8	$435.4
Adjusted OIBDA margin	51.5%	50.6%	50.7%	49.3%	51.5%

(1)

Share-based payments costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying audited financial statements.  The amount of share-based compensation costs that were non-cash were approximately $8.0 million, $4.6 million, $3.2 million, $4.3 million and $4.8 million for the years ended December 31, 2015, January 1, 2015, December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

(1)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(1)

Chief Executive Officer transition costs primarily include costs to compensate NCM, Inc.’s Non-Employee Executive Chairman of the Board for additional duties during the transition period between the announcement of the former CEO’s resignation and the appointment of the Company’s new CEO and is included in administrative fee – managing member in the accompanying audited financial statements.

The Company has also presented total operating expenses before the merger termination fee and related merger costs within its results of operations section below which is not a financial measure calculated in accordance with GAAP.  Operating expenses before the merger termination fee and related merger costs represent operating costs less costs associated with the terminated Screenvision merger.  This non-GAAP financial measure is used to provide readers a comparison of our 2015 results to our 2014 results without including the impact of the nonrecurring merger termination fee and related merger costs.  The Company believes this is an important supplemental measure because it eliminates these nonrecurring costs to highlight trends in its ongoing business that may not otherwise be apparent when relying solely on GAAP financial measures.  Operating expenses before the merger termination fee and related merger costs should not be regarded as an alternative to operating expenses or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for financial measures prepared in accordance with GAAP. The Company believes that total operating expenses is the most directly comparable GAAP financial measure.

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

Overview

NCM LLC operates the largest digital in-theatre video advertising network in North America, through which it distributes national and local advertising that the Company has sold on theatre screens and video screens in theatre lobbies.  NCM LLC also sells theatre lobby promotions and online and mobile advertising that are displayed on its and other publisher websites and mobile sites and apps. Our revenue is principally derived from advertising distributed to NCM LLC’s founding member theatres in accordance with long-term ESAs (over 21 years remaining as of December 31, 2015) and to network affiliates in accordance with multi-year agreements, which expire at various dates through July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 19.0 years as of December 31, 2015. The ESAs with the founding members and network affiliate agreements grant NCM LLC exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (the remaining 601 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (90% digital cinema projectors and 10% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national  and local advertising pricing (CPM), local/regional advertising rate per screen per week, local/regional and total advertising revenue per attendee, as well as, our free cash flow, dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA) and cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Recent Transactions

On December 26, 2013, we sold our Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by us. The Fathom Events business focused on the marketing and distribution of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. In consideration for the sale, we received a total of $25.0 million in promissory notes from our founding members (one-third from each founding member). Refer to Note 2 to the audited financial statements included elsewhere in this document.

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision.  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

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

	Years Ended			% Change
($ in millions)	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	2014 to 2015	2013 to 2014
Revenue:
Advertising	$446.5	$394.0	$426.3	13.3%	(7.6%)
Fathom Events	—	—	36.5	0.0%	(100.0%)
Total revenue	446.5	394.0	462.8	13.3%	(14.9%)
Operating expenses:
Advertising	173.6	154.6	157.4	12.3%	(1.8%)
Fathom Events	—	—	30.0	0.0%	(100.0%)
Network, administrative and unallocated costs	90.6	80.2	73.4	13.0%	9.3%
Merger termination fee and related merger costs (1)	41.8	—	—	100.0%	0.0%
Total operating expenses	306.0	234.8	260.8	30.3%	(10.0%)
Operating income	140.5	159.2	202.0	(11.7%)	(21.2%)
Non-operating expenses	52.9	62.1	38.4	(14.8%)	61.7%
Income tax expense	0.1	0.8	0.7	(87.5%)	14.3%
Net income	$87.5	$96.3	$162.9	(9.1%)	(40.9%)

Adjusted OIBDA	$229.9	$199.3	$234.5	15.4%	(15.0%)
Adjusted OIBDA margin	51.5%	50.6%	50.7%	0.9%	(0.1%)
Total theatre attendance (in millions) (2)(3)	694.7	688.2	699.2	0.9%	(1.6%)

(1)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(2)	Represents the total attendance within our advertising network.
(3)

Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.  Refer to Note 4 to the audited financial statements included elsewhere in this document.

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

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2014 contained 53 weeks.  Fiscal years 2013 and 2015 contained 52 weeks.  Our 2016 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 31, 2015	2015
January 1, 2015	2014
December 26, 2013	2013

Results of Operations

Years Ended December 31, 2015 and January 1, 2015

Revenue. Total revenue increased $52.5 million, or 13.3%, from $394.0 million for the year ended January 1, 2015 to $446.5 million for the year ended December 31, 2015. The following is a summary of revenue by category (in millions):

	Years Ended		$ Change	% Change
	December 31, 2015	January 1, 2015	2014 to 2015	2014 to 2015
National advertising revenue	$309.5	$258.8	$50.7	19.6%
Local and regional advertising revenue	107.0	96.8	10.2	10.5%
Founding member advertising revenue from beverage concessionaire agreements	30.0	38.4	(8.4)	(21.9%)
Total revenue	$446.5	$394.0	$52.5	13.3%

The following table shows data on revenue per attendee for the years ended December 31, 2015 and January 1, 2015:

	Years Ended		% Change
	December 31, 2015	January 1, 2015	2014 to 2015
National advertising revenue per attendee	$0.446	$0.376	18.6%
Local and regional advertising revenue per attendee	$0.154	$0.141	9.2%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.600	$0.517	16.1%
Total advertising revenue per attendee	$0.643	$0.573	12.2%
Total theatre attendance (in millions) (1) (2)	694.7	688.2	0.9%

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)

Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.  Refer to Note 4 to the audited financial statements included elsewhere in this document.

National advertising revenue. The $50.7 million, or 19.6%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 14.2% increase in impressions sold during the year ended December 31, 2015, compared to the year ended January 1, 2015 and a 6.7% increase in national advertising CPMs (excluding beverage) during the year ended December 31, 2015, compared to the year ended January 1, 2015.  The increase in impressions sold was driven by an increase in national inventory utilization from 115.7% for the year ended January 1, 2015 to 128.3% for the year ended December 31, 2015, due to an expansion of our client base and increased spending by certain existing clients, related in part to the success of our strategy to compete in the national television upfront marketplace.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  This increase in impressions sold was also driven by an increase in our network theatre attendance of 0.9% related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network screens.  The increase in CPMs relates primarily to our successful upfront sales campaign and strong scatter market.

Local and regional advertising revenue. The $10.2 million, or 10.5%, increase in local and regional advertising revenue was driven by an increase of $6.9 million, or 21.7%, in revenue from larger regional contracts (greater than $100,000).  The volume of contracts greater than $100,000 increased 33.9%, partially offset by a decrease of 9.1% in average contract value of contracts greater than $100,000.  The increase in volume of contracts greater than $100,000 was due to the stronger film release schedule and higher sales to agencies responsible for larger regional advertising budgets.  Revenue from local contracts under $100,000 increased 4.8% during the year ended December 31, 2015, compared to the year ended January 1, 2015.

Founding member beverage revenue. The $8.4 million, or 21.9%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs and a decrease of 0.4% in founding member attendance during the year ended December 31, 2015, compared to the year ended January 1, 2015.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  Founding member beverage revenue also decreased by $2.7 million due to one of NCM LLC’s founding members reducing the length of the beverage advertising unit from 60 seconds to 30 seconds beginning July 1, 2015.  We have the right to sell the 30 second unit to other clients.

Operating expenses. Total operating expenses increased $71.2 million, or 30.3%, from $234.8 million for the year ended January 1, 2015 to $306.0 million for the year ended December 31, 2015.  The following table shows the changes in operating expense for the year ended December 31, 2015 and January 1, 2015 (in millions):

	Years Ended		$ Change	% Change
	December 31, 2015	January 1, 2015	2014 to 2015	2014 to 2015
Advertising operating costs	$30.8	$26.4	$4.4	16.7%
Network costs	17.8	18.3	(0.5)	(2.7%)
Theatre access fees—founding members	72.5	70.6	1.9	2.7%
Selling and marketing costs	72.3	57.6	14.7	25.5%
Administrative and other costs	21.4	19.3	2.1	10.9%
Administrative fee—managing member	17.2	10.2	7.0	68.6%
Depreciation and amortization	32.2	32.4	(0.2)	(0.6%)
Total operating expenses before the merger termination fee and related merger costs	264.2	234.8	29.4	12.5%
Merger termination fee and related merger costs	41.8	—	41.8	100.0%
Total operating expenses	$306.0	$234.8	$71.2	30.3%

Advertising operating costs. Advertising operating costs increased $4.4 million, or 16.7%, from $26.4 million for the year ended January 1, 2015 to $30.8 million for the year ended December 31, 2015. This increase was primarily the result of a $3.6 million increase in affiliate advertising payments which was driven by higher national and local advertising revenue and a 3.5% increase in the number of average affiliate screens for the year ended December 31, 2015, compared to the year ended January 1, 2015.

Network costs. Network costs decreased $0.5 million, or 2.7%, from $18.3 million for the year ended January 1, 2015 to $17.8 million for the year ended December 31, 2015 due primarily to a decrease of $0.5 million in personnel related expenses due primarily to lower salaries due to department realignment, partially offset by higher bonus expense due to improved performance against targets compared to 2014.

Theatre access fees—founding members. Theatre access fees increased $1.9 million, or 2.7%, from $70.6 million for the year ended January 1, 2015 to $72.5 million for the year ended December 31, 2015.  The increase was due to a $2.0 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment.  These fees increased $1.3 million related to an annual 5% rate increase specified in the ESAs and $0.7 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.  This increase of $2.0 million was partially offset by a $0.1 million decrease in attendance related fees due to a 0.4% decrease in founding member attendance during the year ended December 31, 2015 compared to the year ended January 1, 2015.

Selling and marketing costs. Selling and marketing costs increased $14.7 million, or 25.5%, from $57.6 million for the year ended January 1, 2015 to $72.3 million for the year ended December 31, 2015. This increase was primarily due to an increase of $8.5 million in personnel related expenses due primarily to higher non-cash share-based compensation expense, higher commission expense and higher bonus expense, all primarily related to better performance against targets and higher revenue compared to 2014. Selling and marketing costs also increased due to an increase of $2.1 million in bad debt expense due to a smaller reserve in 2014 compared to 2015 and an increase of $1.2 million in non-cash barter expense.

Administrative and other costs.  Administrative and other costs increased $2.1 million, or 10.9%, from $19.3 million for the year ended January 1, 2015 to $21.4 million for the year ended December 31, 2015.  The increase was primarily due to an increase of $2.1 million in personnel related expenses due primarily to higher non-cash share-based compensation expense and higher bonus expense, both primarily related to better performance against targets compared to 2014.

Administrative fee – managing member. Administrative fee-managing member increased $7.0 million, or 68.6%, from $10.2 million for the year ended January 1, 2015 to $17.2 million for the year ended December 31, 2015 due primarily to personnel-related expenses due primarily to higher non-cash share-based compensation expense and higher bonus expense, both primarily related to better performance against targets compared to 2014.  Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 0.6%, from $32.4 million for the year ended January 1, 2015 to $32.2 million for the year ended December 31, 2015 due to lower depreciation expense as assets became fully depreciated, partially offset by an increase in amortization expense of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments.

Merger termination fee and related merger costs. Merger-related costs were $41.8 million for the year ended December 31, 2015 due to the merger termination payment of approximately $26.8 million and $15.0 million in legal, accounting and advisory fees associated with the terminated Screenvision merger.

Non-operating expenses.  Total non-operating expenses decreased $9.2 million, or 14.8%, from $62.1 million for the year ended January 1, 2015 to $52.9 million for the year ended December 31, 2015.  The following table shows the changes in non-operating expense for the years ended December 31, 2015 and January 1, 2015 (in millions):

	Years Ended		$ Change	% Change
	December 31, 2015	January 1, 2015	2014 to 2015	2014 to 2015
Interest on borrowings	$52.2	$52.6	$(0.4)	(0.8%)
Interest income	(1.1)	(1.3)	0.2	(15.4%)
Amortization of terminated derivatives	1.6	10.0	(8.4)	(84.0%)
Other non-operating expense	0.2	0.8	(0.6)	(75.0%)
Total non-operating expenses	$52.9	$62.1	$(9.2)	(14.8%)

The decrease in non-operating expense was due primarily to an $8.4 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015 and a decrease of $0.6 million in other non-operating expense.

Net income. Net income decreased $8.8 million from $96.3 million for the year ended January 1, 2015 to $87.5 million for the year ended December 31, 2015. The decrease in net income was due to a decrease in operating income of $18.7 million, as described above, partially offset by a decrease in non-operating expenses of $9.2 million and a decrease in income tax expense of $0.7 million.

Years Ended January 1, 2015 and December 26, 2013

Revenue. Total revenue for the year ended January 1, 2015 decreased $68.8 million, or 14.9%, to $394.0 million, compared to $462.8 million for the 2013 period.  The following is a summary of revenue by category (in millions).

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

The following table shows data on revenue per attendee for the years ended January 1, 2015 and December 26, 2013 (in millions):

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
(2)

Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented. Refer to Note 4 to the audited financial statements included elsewhere in this document.

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

Operating expenses. Total operating expenses for the year ended January 1, 2015 were $234.8 million, a decrease of 10.0%, from $260.8 million for the 2013 period.  The following table shows operating expense breakout for the years ended January 1, 2015 and December 26, 2013 (in millions):

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

Theatre access fees—founding members. Theatre access fees increased $1.2 million, or 1.7%, from $69.4 million for the year ended December 26, 2013 to $70.6 million for the year ended January 1, 2015.  The increase was due to a $2.0 million increase in theatre access fees due to an increase in the number of digital screens (connected to DCN), including higher quality digital cinema projectors and related equipment, partially offset by a $0.8 million decrease related to the 1.6% decrease in founding member attendance in 2014 compared to 2013.  The fees for digital screens and equipment increased $1.2 million related to an annual 5% rate increase specified in the ESAs and $0.8 million from an increase of 2.5% in the average number of founding member digital screens and an increase of 3.8% in the average number of founding member theatres equipped with the higher quality digital cinema equipment year-over-

year.  The increases in digital screens and theatres with digital cinema equipment were due primarily to acquisitions by the founding members.

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

Non-operating expenses. Total non-operating expenses increased $23.7 million, or 61.7%, from $38.4 million for the year ended December 26, 2013 to $62.1 million for the year ended January 1, 2015.  The following table shows the changes in non-operating expense for the years ended January 1, 2015 and December 26, 2013 (in millions):

	Years Ended		$ Change	% Change
	January 1, 2015	December 26, 2013	2013 to 2014	2013 to 2014
Interest on borrowings	$52.6	$51.6	$1.0	1.9%
Interest income	(1.3)	(0.1)	(1.2)	NM
Amortization of terminated derivatives	10.0	10.3	(0.3)	(2.9%)
Impairment of investment	—	0.8	(0.8)	100.0%
Gain on sale of Fathom Events - founding members	—	(25.4)	25.4	100.0%
Other non-operating expense	0.8	1.2	(0.4)	(33.3%)
Total non-operating expenses	$62.1	$38.4	$23.7	61.7%

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

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national, regional and local advertising markets, including increased competition related to the expansion of online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and data management systems that allow us to better target theatre audiences and provide more robust analytics to our clients. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums if consumer viewing habits shift to smaller less effective mobile devices and television ratings decline and it becomes less effective as a marketing platform due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers and as programming shifts to online video platforms. The impact of these consumer and media market trends appear to have had a favorable impact on our level of national upfront bookings.  In the upfront market, advertisers buy advertising time for the upcoming year, and by committing to purchase in advance, lock in inventory placement and the advertising rates they will pay for the upcoming year.  In the scatter market, advertisers buy advertising closer to the scheduled run time.  We believe that over time, this greater shift toward more upfront commitments, allows us to bundle several client flights throughout the year and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year. We believe this greater pricing and placement flexibility has helped to increase our share of video advertising spending by increasing the number of clients and client industries that buy our network.  Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.

The net screens added to our network by our founding members and network affiliates during the year ended December 31, 2015 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of January 1, 2015	16,497	3,612	20,109
New affiliates (1)	—	63	63
Net openings/closures	138	51	189
Acquisition of Starplex network affiliate by founding member	346	(346)	—
Balance as of December 31, 2015	16,981	3,380	20,361

(1)	An additional 142 screens joined our network in the first quarter of 2016.

We expect this expansion of our network and additional attendees will provide our advertising clients with a better marketing product with increased reach (more advertising impressions) and improved geographic coverage.  During 2016, we also plan to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that are expected to assist with our strategy to provide a better product offering to advertisers and thus expand our overall national client base. We also believe that the continued growth of our market coverage ubiquity and overall number of impressions will strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

In 2014, we experienced a decline of 16.4%, in national advertising CPMs (excluding beverage revenue) compared to the prior period due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client categories that traditionally buy their television advertising at lower CPMs.  After the resetting of our pricing over the last few years to be more attractive to a broader number of potential clients and reflect seasonal marketplace supply and demand characteristics, during 2015, we experienced an increase of 6.7% in national advertising CPMs (excluding beverage revenue).  Volatility in quarterly national CPMs combined with an increase in national inventory utilization reflects the success of our upfront inventory packaging strategy that created multi-flight campaigns for clients that were priced based on lower market demand in select weeks throughout the year that generally coincided with fewer large films and lower overall theatre attendance.  As a result of this new packaging strategy and more dynamic upfront and scatter pricing that is responsive to week-to-week market demand and inventory availability, we expect our national advertising CPMs (excluding beverage) to continue to be higher during higher market demand periods and lower during periods of lower market demand where we have greater amounts of unsold inventory.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2014 and in the first six months of 2015, we sold 60 seconds to our founding members. Beginning July 1, 2015, one of our founding members reduced their beverage advertising from 60 seconds to 30 seconds. We have the right to sell the 30 second unit to other clients.  The other founding members’ current long-term contracts with their beverage suppliers require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us, which in 2015 increased 5.7%.  Thus, the CPM on our beverage concessionaire revenue in 2016 will increase by 5.7%, compared to 2015.

In consideration for our access to founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN).  The payment per theatre patron increases by 8% every five years, with the next increase taking effect for fiscal year 2017, and the payment per digital screen increases annually by 5%.  The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  Pursuant to ESAs, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems.  This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%.  As of December 31, 2015, 96% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theatre access fee related to additional digital cinema installations within existing founding member theatres is expected to be minimal.

During 2015, we reduced the length of our content partner entertainment programming segments from two and one-half minutes to two minutes in content partner agreements representing about 50% of our FirstLook pre-show impressions.  During 2016, all of our content partner agreements will provide for two minute entertainment content segments.  The reduction in the length of our FirstLook content partner entertainment segments from two and one-half minutes to two minutes provided two additional 30-second national units and one additional local or regional advertising unit for us to sell across approximately 50% of our network impressions in 2015 and will provide for these additional segments across 100% of our network impressions in 2016.  Because there is no reduction in our revenue from reducing these content segments, this will provide additional salable national, local and regional FirstLook pre-show inventory that could allow us to increase our future advertising revenue provided that there is adequate market demand.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt.  As a result of these transactions, we extended the average maturities of our debt and as of December 31, 2015, the average remaining maturity of our debt is 5.3 years.  As of December 31, 2015, approximately 64% of our outstanding borrowings bear interest at fixed rates.  The remaining 36% of our outstanding borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 8 to the audited financial statements included elsewhere in this document.

As described within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, on March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement with Screenvision.  We do not expect to incur additional material expenses related to the terminated merger.

Trends Related to Ownership in NCM LLC

In accordance with our Common Unit Adjustment Agreement with our founding members, on an annual basis we determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year.  During the first quarter of 2015 and 2014, we issued 2,160,915 and 1,087,911 common membership units to its founding members, respectively, for the rights to exclusive access to the theatre screens and attendees added, net of dispositions by the founding members to our network during the previous year.  We recorded a net intangible asset of $31.4 million and $16.4 million during the first quarter of 2015 and 2014, respectively, as a result of the Common Unit Adjustments.

Our Common Unit Adjustment Agreement also requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.  In December 2015, NCM LLC issued 4,399,324 common membership units to AMC for attendees added in connection with AMC’s acquisition of Starplex Cinemas and other newly built or acquired theatres.

During the fourth quarter of 2015, AMC exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.’s common stock.  Refer to Note 7 to the audited financial statements included elsewhere in this document.

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

A summary of our financial liquidity is as follows (in millions):

	Years Ended			$ Change	$ Change
	December 31, 2015	January 1, 2015	December 26, 2013	2014 to 2015	2013 to 2014
Cash and cash equivalents	$3.0	$10.2	$13.3	$(7.2)	$(3.1)
Revolver availability (1)	69.0	113.0	104.0	(44.0)	9.0
Total liquidity	$72.0	$123.2	$117.3	$(51.2)	$5.9

(1)

The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  Our total availability under the revolving credit facility is $135.0 million.

The $51.2 million decrease in liquidity as of December 31, 2015, compared to January 1, 2015, was due primarily to the funding of the merger termination fee of $26.8 million and related merger costs of approximately $15.0 million.  The mandatory distributions of available cash by us to our founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million due to the merger termination fee and related expenses.  Therefore, there was no payment made in the second quarter of 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the revolving credit facility.

We have generated and used cash as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
Operating cash flow	$107.5	$143.4	$168.5
Investing cash flow	$(11.1)	$(7.5)	$(19.0)
Financing cash flow	$(103.6)	$(139.0)	$(146.6)

Cash Flows – Years Ended December 31, 2015 and January 1, 2015

Operating Activities.  The $35.9 million decrease in cash provided by operating activities for the year ended December 31, 2015 compared to the year ended January 1, 2015 was due primarily to a decrease in the change in accounts receivable due to higher revenue and timing of collections in the period.

Investing Activities.  The $3.6 million increase in cash used in investing activities for the year ended December 31, 2015 compared to the year ended January 1, 2015 was due primarily to an increase of approximately $3.9 million in purchases of property, plant and equipment during 2015.

Financing Activities.  The $35.4 million decrease in cash used in financing activities during the year ended December 31, 2015 compared to the year ended January 1, 2015 was due primarily to $42.0 million greater proceeds from borrowings, net of repayments, due to higher borrowings on the revolving credit facility to pay the merger termination fee and related merger costs, as described above, partially offset by a $8.2 million decrease in distributions to our members.

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

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Refer to Note 8 to the audited financial statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2014 and 2015.

Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.).  The available cash distribution to the members of NCM LLC for the three months ended April 2, 2015 was calculated as negative $25.5 million due to the merger termination fee and related merger costs.  Pursuant to the NCM LLC Operating Agreement, there was no distribution made in the second quarter of 2015 and the negative amount will be netted against available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  The available cash distribution to the members of NCM LLC for the year ended December 31, 2015 was approximately $148.5 million.

Capital Expenditures

Our Capital expenditures have typically been capitalized software upgrades for our DCS and advertising proposal and inventory management and audience targeting and data management systems being developed primarily by our programmers and outside consultants, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network.  Capital expenditures for the year ended December 31, 2015 were $13.0 million (including $1.1 million associated with network affiliate additions) compared to $8.8 million (including $1.6 million associated with network affiliate additions) for the 2014 period.  The capital expenditures have typically been satisfied through cash flow from operations.  All capital expenditures related to the DCN within our founding members’ theatres have been made by our founding members under the ESAs.  We expect they will continue to be made by our founding members in accordance with the ESAs.

We expect to make approximately $14.0 million to $15.0 million of capital expenditures in fiscal 2016, primarily for upgrades to our DCS distribution and content management software and our other internal management systems, including our proposal, inventory and audience targeting and data management systems, reporting systems, server and storage upgrades, software licensing, our internet site, mobile app and network equipment related to currently contracted network affiliate theatres.  We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, create more targeted buys and provide more robust campaign data for our advertising clients to help drive future growth.  Our capital expenditures may increase should we decide to add additional network affiliates to our network.  We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.  The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

As of December 31, 2015, our senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, we entered into an incremental amendment of our senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, we entered into an amendment of our senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans.  On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest.

On May 2, 2013, we entered into an amendment of its senior secured credit facility whereby the facility was increased from $265.0 million to $270.0 million. In connection with the amendment, the interest rates on the revolving credit facility and term loans were reduced as described further in Note 8 to the audited financial statements included elsewhere in this document.  On July 5, 2011, we completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. On April 27, 2012, we completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. For further information refer to Note 8 to the audited financial statements included elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which we were in compliance at December 31, 2015, including a consolidated net senior secured leverage ratio as of December 31, 2015 of 3.3 versus a covenant of 6.5 times for each quarterly period. We are permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and our subsidiary so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

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

Sensitivity Analysis.  As of December 31, 2015, our allowance for doubtful accounts was $5.6 million, or 3.6% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 31, 2015 would have affected net income by approximately $0.6 million.

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

Related-Party Transactions

For a discussion of the related-party transactions, refer to the information provided under Note 7 to the audited financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet.  Refer to “—Contractual and Other Obligations” for further detail.  We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations as of December 31, 2015 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$—	$—	$336.0	$600.0	$936.0
Cash interest on borrowings (2)	50.2	104.7	93.3	41.4	289.6
Office leases	2.7	3.9	3.5	1.0	11.1
Network affiliate agreements (3)	9.6	15.0	9.3	4.4	38.3
Total contractual cash obligations	$62.5	$123.6	$442.1	$646.8	$1,275.0

(1)

We have a $135.0 million variable rate revolving credit facility of which $66.0 million was outstanding as of December 31, 2015.  Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.  Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

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

(3)

The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to our network affiliates.  During 2015, we paid an inconsequential amount under these agreements and no liabilities were recorded as of December 31, 2015 for these obligations.  For additional details refer to the information provided under Note 11 to the audited financial statements included elsewhere in this document.

The ESAs require payments based on a combination of our founding member attendance, the number of digital screens of each founding member and the number of higher quality digital cinema systems of each founding member.  The amount relating to the attendance factor will vary from quarter to quarter and year to year as theatre attendance varies, while the amount relating to the digital screens and digital cinema systems will also vary quarter to quarter and year to year as screens are converted to digital screens, other screens are added or removed through acquisition, divestiture or closure activities of our founding members and our founding members convert to the higher quality digital cinema systems.  The payments made to our founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs.  The rate per attendee increases 8% every five years, with the next such increase taking effect for fiscal year 2017, while the rate per digital screen and digital cinema system screen increase 5% annually.  The table above does not include amounts payable under the ESAs as they are based on variable factors, which are not capable of precise estimation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Senior Unsecured Notes and the Senior Secured Notes bear interest at fixed rates, and therefore are not subject to market risk.  As of December 31, 2015, the interest rate risk that we are exposed to is related to our $135.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.4 million for an annual period on the $66.0 million and $270.0 million outstanding as of December 31, 2015 on our revolving credit facility and term loan, respectively.

Item 8.  Financial Statements and Supplementary Data

Refer to Index to Financial Statements and Supplemental Information on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the  Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2015, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 31, 2015 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  As of December 31, 2015, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(b) Exhibits

Refer to Exhibit Index, beginning on page 54.

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

NATIONAL CINEMEDIA, LLC

(Registrant)

By: National CineMedia, Inc., its manager

Dated:	March 2, 2016	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	March 2, 2016	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Dated:	March 2, 2016	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. England	Chief Executive Officer and Director	March 2, 2016
Andrew J. England	(Principal Executive Officer)

/s/ David J. Oddo	Senior Vice President, Finance and Interim Co-Chief Financial Officer	March 2, 2016
David J. Oddo	(Principal Financial Officer)

/s/ Jeffrey T. Cabot	Senior Vice President, Controller and Interim Co-Chief Financial Officer	March 2, 2016
Jeffrey T. Cabot	(Principal Accounting Officer)

/s/ Scott N. Schneider	Non-Employee Executive Chairman	March 2, 2016
Scott N. Schneider

/s/ Peter B. Brandow	Director	March 2, 2016
Peter B. Brandow

/s/ Lawrence A. Goodman	Director	March 2, 2016
Lawrence A. Goodman

/s/ David R. Haas	Director	March 2, 2016
David R. Haas

/s/ Stephen L. Lanning	Director	March 2, 2016
Stephen L. Lanning

/s/ Thomas F. Lesinski	Director	March 2, 2016
Thomas F. Lesinski

/s/ Paula Williams Madison	Director	March 2, 2016
Paula Williams Madison

/s/ Lee Roy Mitchell	Director	March 2, 2016
Lee Roy Mitchell

/s/ Craig R. Ramsey	Director	March 2, 2016
Craig R. Ramsey

INDEX TO EXHIBITS

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation. Of National CineMedia, Inc.	NCM, Inc.	10-Q	001-33296	3.1	5/6/2011
3.2		Amended and Restated Bylaws of National CineMedia, Inc.	NCM, Inc.	S-8	001-33296	4.2	2/13/2007
3.3		Certificate of Formation of National CineMedia, LLC	NCM LLC	S-4	333-176056	3.3	8/4/2011
4.1		Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	7/7/2011
4.2		Form of 7.875% Senior Notes due 2021 (included in Exhibit 10.13.2).	NCM, Inc.	8-K	001-33296	4.2	7/7/2011
4.4		Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	4/30/2012
4.5		Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.4).	NCM, Inc.	8-K	001-33296	4.2	4/30/2012
4.6		Registration Rights Agreement, dated as of April 27, 2012, by and between National CineMedia, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein.	NCM, Inc.	8-K	001-33296	4.3	4/30/2012
10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1	2/16/2007
10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	10-Q	001-33296	10.1.1	8/7/2009
10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1.2	8/10/2010
10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1.3	9/9/2013
10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.2.4	2/21/2014

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.3.4	2/21/2014
10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.4.4	2/21/2014
10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.6	2/16/2007
10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	NCM, Inc.	8-K	001-33296	10.7	2/16/2007
10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	NCM, Inc.	8-K	001-33296	10.1	5/5/2008
10.7		First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.8	2/16/2007
10.8		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.9	2/16/2007
10.9		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	NCM, Inc.	8-K	001-33296	10.10	2/16/2007
10.10		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	NCM, Inc.	8-K	001-33296	10.11	2/16/2007
10.11		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.12	2/16/2007
10.12		Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.	NCM, Inc.	8-K	001-33296	10.1	11/28/2012

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.12.1		Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.	NCM, Inc.	8-K	001-33296	10.2	11/28/2012
10.12.2		Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.	NCM, Inc.	8-K	001-33296	10.1	5/7/2013
10.12.3		Amendment No. 6 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of July 2, 2014.	NCM, Inc.	8-K	001-33296	10.1	7/3/2014
10.13		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +	NCM, Inc.	8-K	001-33296	10.14	2/16/2007
10.13.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +	NCM, Inc.	10-K	001-33296	10.14.1	3/6/2009
10.13.2		Separation Agreement dated as of October 18, 2015, by and between National CineMedia, Inc. and Kurt C. Hall. +	NCM, Inc.	8-K	001-33296	10.1	10/21/2015
10.13.3		Consulting Agreement dated as of October 18, 2015, by and between National CineMedia, Inc. and Kurt C. Hall. +	NCM, Inc.	8-K	001-33296	10.2	10/21/2015
10.14		Employment Agreement dated as of December 31, 2015, by and between National CineMedia, Inc. and Andrew J. England. +	NCM, Inc.	8-K	001-33296	10.1	1/5/2016
10.15		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +	NCM, Inc.	10-Q	001-33296	10.1	5/21/2015
10.16		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	8-K	001-33296	10.18	2/16/2007
10.16.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	10-K	001-33296	10.18.1	3/6/2009
10.17		Employment Agreement dated as of January 15, 2014, by and among National CineMedia, Inc., National CineMedia, LLC and Alfonso P. Rosabal, Jr. +	NCM, Inc.	8-K	001-33296	10.1	1/22/2014
10.18		Director Service Agreement dated January 22, 2016, among National CineMedia, Inc., National CineMedia, LLC and Scott Schneider.	NCM, Inc.	8-K	001-33296	10.1	1/26/2016
10.19		National CineMedia, Inc. 2007 Equity Incentive Plan. +	NCM, Inc.	8-K	001-33296	10.2	5/2/2013
10.20		Form of Option Substitution Award. +	NCM, Inc.	S-8	001-33296	4.4	2/13/2007
10.21		Form of Restricted Stock Substitution Award. +	NCM, Inc.	S-8	001-33296	4.5	2/13/2007
10.22		Form of Stock Option Agreement. +	NCM, Inc.	S-8	001-33296	4.6	2/13/2007
10.22.1		Form of 2009 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.1	3/6/2009
10.22.2		Form of 2010 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.2	3/9/2010
10.22.3		Form of 2011 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.3	2/25/2011
10.22.4		Form of 2012 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.4	2/24/2011
10.23		Form of Restricted Stock Agreement. +	NCM, Inc.	S-8	001-33296	4.7	2/13/2007
10.23.1		Form of 2013 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.23.5	2/22/2013

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.23.2		Form of 2013 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.23.6	2/22/2013
10.23.3		Form of 2014 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-Q	001-33296	10.1	5/6/2014
10.23.4		Form of 2014 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-Q	001-33296	10.2	5/6/2014
10.23.5		Form of 2015 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.23.7	2/27/2015
10.23.6		Form of 2015 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.23.8	2/27/2015
10.23.7		Form of 2015 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.22.7	2/26/2016
10.23.8		Form of 2015 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.22.8	2/26/2016
10.24		Form of Restricted Stock Unit Agreement. +	NCM, Inc.	10-K	001-33296	10.34	3/6/2009
10.25		National CineMedia, Inc. Executive Performance Bonus Plan. +	NCM, Inc.	8-K	001-33296	10.1	5/2/2013
10.26		ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.	NCM, Inc.	10-Q	001-33296	10.2	8/10/2007
10.27		ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.	NCM, Inc.	10-Q	001-33296	10.2	11/9/2007
10.28		ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.	NCM, Inc.	10-Q	001-33296	10.4	11/9/2007
10.29		ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.	NCM, Inc.	10-K	001-33296	10.36	3/9/2010
10.30		ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.	NCM, Inc.	8-K	001-33296	10.1	4/14/2010
10.31		Agreement and Plan of Merger dated as of May 5, 2014, by and among National CineMedia, Inc., SV Holdco, LLC, Acquiror Sub 1, LLC, Acquiror Sub 2, LLC and Screenvision, LLC.	NCM, Inc.	8-K	001-33296	10.1	5/6/2014
12.1	*	Computation of ratio of earnings to fixed charges.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC as of December 31, 2015 and January 1, 2015, and the related statements of income, comprehensive income, members' equity/ (deficit), and cash flows for the years ended December 31, 2015, January 1, 2015 and December 26, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 31, 2015 and January 1, 2015, and the results of its operations and its cash flows for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 1, 2016

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 31, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3.0	$10.2
Receivables, net of allowance of $5.6 and $4.3, respectively	148.9	116.5
Prepaid expenses	2.7	3.3
Prepaid administrative fees to managing member	0.7	0.7
Current portion of notes receivable- founding members	4.2	4.2
Total current assets	159.5	134.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64.1 and $72.9, respectively	25.1	22.4
Intangible assets, net of accumulated amortization of $91.9 and $69.3, respectively	566.7	488.6
Debt issuance costs, net of accumulated amortization of $20.4 and $17.8, respectively	12.9	15.5
Long-term notes receivable, net of current portion - founding members	12.5	16.6
Other investments (including $1.2 and $1.3 with related parties, respectively)	5.4	2.5
Other assets	0.5	0.6
Total non-current assets	623.1	546.2
TOTAL ASSETS	$782.6	$681.1
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	35.5	34.9
Amounts due to managing member	22.9	23.6
Accrued expenses	18.9	19.0
Accrued payroll and related expenses	14.4	9.0
Accounts payable	11.2	11.5
Deferred revenue	10.2	8.5
Total current liabilities	113.1	106.5
NON-CURRENT LIABILITIES:
Long-term debt	936.0	892.0
Total non-current liabilities	936.0	892.0
Total liabilities	1,049.1	998.5
COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS’ DEFICIT (including accumulated other comprehensive loss of $0.0 and $1.6 million, respectively)	(266.5)	(317.4)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$782.6	$681.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
REVENUE:
Advertising (including revenue from founding members of $30.2, $38.7 and $41.6, respectively)	$446.5	$394.0	$426.3
Fathom Events	—	—	36.5
Total	446.5	394.0	462.8
OPERATING EXPENSES:
Advertising operating costs	30.8	26.4	29.0
Fathom Events operating costs	—	—	25.5
Network costs	17.8	18.3	18.7
Theatre access fees—founding members	72.5	70.6	69.4
Selling and marketing costs	72.3	57.6	61.5
Merger termination fee and related merger costs	41.8	—	—
Administrative and other costs	21.4	19.3	20.1
Administrative fee—managing member	17.2	10.2	10.0
Depreciation and amortization	32.2	32.4	26.6
Total	306.0	234.8	260.8
OPERATING INCOME	140.5	159.2	202.0
NON-OPERATING EXPENSES:
Interest on borrowings	52.2	52.6	51.6
Interest income	(1.1)	(1.3)	(0.1)
Amortization of terminated derivatives	1.6	10.0	10.3
Impairment of investment	—	—	0.8
Gain on sale of Fathom Events to founding members	—	—	(25.4)
Other non-operating expense	0.2	0.8	1.2
Total	52.9	62.1	38.4
INCOME BEFORE INCOME TAXES	87.6	97.1	163.6
Income tax expense	0.1	0.8	0.7
NET INCOME	$87.5	$96.3	$162.9

Refer to accompanying notes to financial statements

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
NET INCOME, NET OF TAX OF $0.1, $0.8 AND $0.7, RESPECTIVELY	$87.5	$96.3	$162.9
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	1.6	10.0	10.3
COMPREHENSIVE INCOME	$89.1	$106.3	$173.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 27, 2012	112,017,835	$(524.2)
Capital contribution from managing member	1,732,878	20.3
Distribution to managing member	—	(89.5)
Distribution to founding members	—	(103.9)
Units issued for purchase of intangible asset	13,224,092	221.6
Comprehensive income	—	173.2
Share-based compensation expense/capitalized	—	3.3
Balance—December 26, 2013	126,974,805	$(299.2)
Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7
Balance—January 1, 2015	128,294,505	$(317.4)
Capital contribution from managing member	288,228	1.3
Distribution to managing member	—	(66.3)
Distribution to founding members	—	(82.2)
Units issued for purchase of intangible asset	6,560,239	100.7
Comprehensive income	—	89.1
Share-based compensation expense/capitalized	—	8.3
Balance—December 31, 2015	135,142,972	$(266.5)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87.5	$96.3	$162.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.2	32.4	26.6
Non-cash share-based compensation	8.0	4.6	3.2
Impairment on investment	—	—	0.8
Amortization of terminated derivatives	1.6	10.0	10.3
Amortization of debt issuance costs	2.6	2.8	2.8
Equity in earnings of non-consolidated entities	(0.1)	(0.2)	—
Write-off of debt issuance costs and other non-operating items	—	—	1.2
Gain on sale of Fathom Events	—	—	(26.0)
Other	0.4	—	—
Cash distributions from non-consolidated entities	0.2
Changes in operating assets and liabilities:
Receivables, net	(35.5)	2.7	(22.0)
Accounts payable and accrued expenses	5.0	(9.1)	6.9
Amounts due to founding members and managing member	3.2	0.8	3.5
Deferred revenue	1.7	3.8	(1.0)
Other, net	0.7	(0.7)	(0.7)
Net cash provided by operating activities	107.5	143.4	168.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12.6)	(8.7)	(10.1)
Purchases of intangible assets from network affiliates	(2.7)	(3.0)	(8.9)
Proceeds from note receivable - founding members	4.2	4.2	—
Net cash used in investing activities	(11.1)	(7.5)	(19.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	215.0	138.0	59.0
Repayments of borrowings	(171.0)	(136.0)	(48.0)
Payment of debt issuance costs	—	(0.6)	(3.4)
Founding member integration payments	2.6	2.1	2.1
Distributions to founding members and managing member	(151.5)	(143.3)	(176.6)
Unit settlement for share-based compensation	1.3	0.8	20.3
Net cash used in financing activities	(103.6)	(139.0)	(146.6)
CHANGE IN CASH AND CASH EQUIVALENTS	(7.2)	(3.1)	2.9
CASH AND CASH EQUIVALENTS:
Beginning of period	10.2	13.3	10.4
End of period	$3.0	$10.2	$13.3

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$100.7	$16.4	$221.6
Accrued distributions to founding members and managing member	$57.6	$60.6	$57.5
Operating segment sold under notes receivable	$—	$—	$25.0
Increase in cost and equity method investments	$3.1	$1.2	$0.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.7	$49.9	$49.3
Cash paid for income taxes, net of refunds	$—	$—	$0.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2015, the Company had 135,142,972 common membership units outstanding, of which 59,239,154 (43.8%) were owned by NCM, Inc., 26,409,784 (19.5%) were owned by Regal, 25,631,046 (19.0%) were owned by Cinemark, and 23,862,988 (17.7%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2 – Divestiture.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision. On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Significant Accounting Policies

Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2015 contained 52 weeks.  Fiscal years 2014 and 2013 contained 53 and 52 weeks, respectively. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 31, 2015	2015
January 1, 2015	2014
December 26, 2013	2013

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only reportable segment under the requirements of ASC 280 – Segment Reporting.  Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis.  The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses.  Refer to Note 14 – Segment Reporting.

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

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.  Fathom Events revenue was recognized in the period in which the event was held.

The Company recorded $3.1 million, $1.2 million and $0.0 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, as advertising revenue whereby the Company received as consideration equity securities in privately held companies.  The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable.  Revenue from barter transactions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $2.0 million, $1.3 million

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

and $1.9 million, respectively. Expense recorded from barter transactions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $2.5 million, $1.2 million and $2.9 million, respectively.

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

Payments to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time.  Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

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

Restricted Cash—As of December 31, 2015 and January 1, 2015, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company’s New York office.

Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of December 31, 2015 and January 1, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	December 31, 2015	January 1, 2015
Trade accounts	$153.6	$119.4
Other	0.9	1.4
Less: Allowance for doubtful accounts	(5.6)	(4.3)
Total	$148.9	$116.5

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 – Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company’s inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 31, 2015 and January 1, 2015, the Company had a net book value of $7.4 million and $9.5 million, respectively, of capitalized software and website development costs.  Approximately $5.0 million, $6.5 million and $6.1 million was recorded for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, in depreciation expense related to software and website development.  For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded $1.5 million, $1.7 million and $1.8 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.4 million, $0.4 million and $0.0 million related to the write-off of property, plant and equipment during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the year ended December 26, 2013 related to the closure of these audits.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 8—Borrowings, there is a balance of $12.9 million and $15.5 million in deferred financing costs as of December 31, 2015 and January 1, 2015, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
Beginning balance	$15.5	$17.7	$18.3
Debt issuance payments	—	0.6	3.4
Amortization of debt issuance costs	(2.6)	(2.8)	(2.8)
Write-off of debt issuance costs	—	—	(1.2)
Ending balance	$12.9	$15.5	$17.7

Other Investments—Other investments consisted of the following (in millions):

	As of
	December 31, 2015	January 1, 2015
Investment in AC JV, LLC (1)	$1.2	$1.3
Other investments (2)	4.2	1.2
Total	$5.4	$2.5

(1)	Refer to Note 7—Related Party Transactions.
(2)

The Company received equity securities in some privately held companies as consideration for advertising contracts.  The equity securities were accounted for under the cost method and represent an ownership of less than 20%.  The Company does not exert significant influence of these companies’ operating or financial activities.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable.  In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets.  If a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.  During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded other-than-temporary impairment charges of $0.0 million, $0.0 million and $0.8 million, respectively.  The impairment charge during 2013 brought the investment to a remaining fair value of $0.0 million.

Share-Based Compensation—Through 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units.  Since 2013, NCM, Inc. has only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

shares following the resolution of the performance conditions.  Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its audited financial statements or notes thereto, as well as, which transition method it intends to use and the impact of adopting this guidance.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items from GAAP.  Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  A reporting entity may apply ASU 2015-01 prospectively.  A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

statements. The Company expects to adopt this accounting guidance in its first quarter of 2016 and does not expect the application of ASU 2015-01 to have a material impact in the audited financial statements or notes thereto.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the application of ASU 2015-02 to have a material impact in the audited financial statements or notes thereto.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company’s financial statements includes a reclassification of net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes to be presented in the Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility will remain an asset. As of December 31, 2015, the Company had $10.7 million of net deferred financing costs related to its Term Loans, Senior Secured Notes and Senior Unsecured Notes.  The Company expects to adopt this accounting guidance in its first quarter of 2016.

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the application of ASU 2015-05 to have a material impact in the audited financial statements or notes thereto.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) which revises the guidance in ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, and provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company is currently assessing the potential impact of ASU 2016-01 on the audited financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Company is currently assessing the potential impact of ASU 2016-02 on the audited financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements.

2.	DIVESTITURE

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC.  In consideration for the sale, the Company received a total of $25.0 million in promissory notes from the founding members (one-third or approximately $8.3 million from each founding member).  The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.  Due to the related party nature of the transaction, the Company formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction.  The Company deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013.  The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million).  The Company recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain on the sale.  Approximately $1.1 million of the gain recognized related to the re-measurement of the Company’s retained 4% interest in AC JV, LLC.  The fair value of the Company’s retained noncontrolling investment was determined by applying the Company’s ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples.  Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

Future minimum principal payments under the notes receivable as of December 31, 2015 are approximately as follows (in millions):

Year	Minimum Principal Payments
2016	$4.2
2017	4.2
2018	4.2
2019	4.1
2020	—
Total	$16.7

On December 26, 2013, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business.  These rights and obligations were conveyed to AC JV, LLC in connection with the sale.  In connection with the sale, the Company entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company.  In addition, the Company entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom.  In addition, the services agreement provides that the Company will assist with event sponsorship sales in return for a share of the sponsorship revenue.  The Company has also agreed to provide creative and media production services for a fee.  For more information, refer to Note 7—Related Party Transactions.

Due to the Company’s continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Statements of Income.  Refer to Note 7—Related Party Transactions for further discussion of the investment.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 31, 2015	January 1, 2015
Equipment, computer hardware and software	$77.1	$89.4
Leasehold improvements	3.4	3.6
Less: Accumulated depreciation	(64.1)	(72.9)
Subtotal	16.4	20.1
Construction in progress	8.7	2.3
Total property and equipment	$25.1	$22.4

For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded depreciation expense of $9.6 million, $11.1 million, and $10.4 million, respectively.

4.	INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued.  The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate.  If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theatres for all of its services.  In addition, if common membership units are issued to a founding member for theatres under an existing on-screen advertising agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”).  Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements.  The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

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

The following is a summary of the Company’s intangible assets (in millions):

	As of January 1, 2015	Additions (1)	Amortization	Integration Payments (3)	As of December 31, 2015
Gross carrying amount	$557.9	$103.4	$—	$(2.7)	$658.6
Accumulated amortization	(69.3)	—	(22.6)	—	(91.9)
Total intangible assets, net	$488.6	$103.4	$(22.6)	$(2.7)	$566.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	As of December 26, 2013	Additions (2)	Amortization	Integration Payments (3)	As of January 1, 2015
Gross carrying amount	$540.7	$19.4	$—	$(2.2)	$557.9
Accumulated amortization	(48.7)	—	(20.6)	—	(69.3)
Total intangible assets, net	$492.0	$19.4	$(20.6)	$(2.2)	$488.6

(1)

During the first quarter of 2015, the Company issued 2,160,915 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2014.  The Company recorded a net intangible asset of $31.4 million in the first quarter of 2015 as a result of the Common Unit Adjustment.

In December 2015, we issued 4,399,324 common membership units to AMC for attendees added in connection with AMC’s acquisition of Starplex Cinemas and other newly built or acquired theatres.  We recorded a net intangible asset of approximately $69.3 million for this Common Unit Adjustment.

During 2015, the Company purchased intangible assets for $2.7 million associated with network affiliate agreements.

(2)

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

(3)

Rave Cinemas had pre-existing advertising agreements for some of the theatres it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements.  During the year ended December 31, 2015 and January 1, 2015, the Company recorded a reduction to net intangible assets of $2.7 million and $2.2 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended December 31, 2015 and January 1, 2015, the founding members paid $2.6 million and $2.1 million, respectively, in integration payments.

As of December 31, 2015 and January 1, 2015, the Company’s intangible assets related to the founding members, net of accumulated amortization was $535.9 million and $458.3 million, respectively with weighted average remaining lives of 21.2 years and 22.2 years as of December 31, 2015 and January 1, 2015, respectively.

As of December 31, 2015 and January 1, 2015, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.8 million and $30.3 million, respectively with weighted average remaining lives of 13.9 years and 14.9 years as of December 31, 2015 and January 1, 2015, respectively.

For the years ended December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded amortization expense of $22.6 million, $20.6 million and $16.2 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2016	$24.6
2017	$24.6
2018	$25.0
2019	$26.8
2020	$26.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

5.	ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of December 31, 2015	As of January 1, 2015
Make-good reserve	$3.4	$2.0
Accrued interest	12.5	12.6
Deferred rent	2.1	2.4
Other accrued expenses	0.9	2.0
Total accrued expenses	$18.9	$19.0

6.	MEMBERS’ DEFICIT

NCM LLC’s founding members received all proceeds from NCM, Inc.’s IPO and related issuances of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses.  The ESAs with the founding members were amended and restated in conjunction with the IPO under which NCM LLC became the exclusive provider of advertising services to the founding members for a 30-year term.  In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution.  Because the founding members had no cost basis in the ESAs, nearly all payments to the founding members with the proceeds of the IPO and related debt, have been accounted for as distributions.  The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a members’ deficit.

7.	RELATED PARTY TRANSACTIONS

Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM Inc., and the founding members.  They include the following:

•

ESAs. Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the FirstLook pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the FirstLook pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theatres, theatre patrons, the network equipment required to display on-screen and LEN video advertising and the use of theatres for lobby promotions, the founding members receive a monthly theatre access fee.

•

Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theatres or sale of theatres that are operated by each founding member and included in the Company’s network.

•

Software License Agreement. At the date of NCM, Inc.’s IPO, the Company was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. The Company has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by the Company and its founding members, if any.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	December 31, 2015	January 1, 2015	December 26, 2013
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$30.0	$38.4	$41.4
Advertising inventory revenue (included in advertising revenue) (2)	0.2	0.3	0.2
Operating expenses:
Theatre access fee (3)	72.5	70.6	69.4
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	—	5.1
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs) (5)	—	—	0.2
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (6)	1.2	0.9	1.4
Purchase of movie tickets and concession products (included in advertising operating costs) (6)	—	—	0.2
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	0.1	0.1
Administrative fee - managing member (7)	17.2	10.2	10.0
Non-operating expenses:
Gain on sale of Fathom Events (8)	—	—	25.4
Interest income from notes receivable (included in interest income) (8)	1.0	1.2	—

(1)

For the six months ended December 31, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.  For the first six months of 2015 and for the years ended December 31, 2015 and January 1, 2015, the founding members purchased 60 seconds of on-screen advertising time.

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

(8)	Refer to discussion of Fathom sale in Note 2—Divestiture.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	As of
Included in the Balance Sheets:	December 31, 2015	January 1, 2015
Current portion of note receivable- founding members (1)	$4.2	$4.2
Long-term portion of note receivable - founding members (1)	12.5	16.6
Prepaid administrative fees to managing member (2)	0.7	0.7
Common unit adjustments and integration payments, net of amortization (included in intangible assets)	535.9	458.3

(1)	Refer to discussion of Fathom sale in Note 2—Divestiture.
(2)

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

On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the year ended December 31, 2015, we also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by us during the year ended December 31, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 are as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
AMC	$23.8	$21.9	$29.8
Cinemark	28.7	28.0	36.9
Regal	29.6	29.5	37.1
Total founding members	82.1	79.4	103.8
NCM, Inc.	66.4	67.0	89.6
Total	$148.5	$146.4	$193.4

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash to our members for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash distributions for

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

the second quarter of 2016, which will be paid in the third quarter of 2016.  Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the revolving credit facility.

The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 31, 2015 of $32.3 million, is included in amounts due to founding members in the Balance Sheets as of December 31, 2015 and will be made in the first quarter of 2016.  The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 31, 2015 of $25.2 million is included in amounts due to managing member on the Balance Sheets as of December 31, 2015 and will be made in the first quarter of 2016.

Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4
Total	$11.1	$11.6	$12.8	$35.5

Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	$0.8	$1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9
Total	$9.3	$12.2	$13.4	$34.9

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 31, 2015	As of January 1, 2015
Distributions payable	$25.2	$27.7
Cost and other reimbursement	(2.3)	(4.1)
Total	$22.9	$23.6

Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of NCM, Inc. common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. NCM, Inc. did not receive any proceeds from the sale of its common stock by Regal.  During the fourth quarter of 2015, AMC exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.’s common stock.  These shares were not sold and as of December 31, 2015 AMC owned 200,000 shares of NCM, Inc. common stock.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

AC JV, LLC Transactions—The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.2 million and $1.3 million as of December 31, 2015 and January 1, 2015, respectively.  During the year ended December 31, 2015, we received a cash distribution from AC JV, LLC of $0.2 million.  Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Years Ended
Included in the Statements of Income:	December 31, 2015	January 1, 2015	December 26, 2013
Transition services (included in network costs) (1)	$0.1	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense)	0.1	0.2	—

(1)

In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company.  These fees received by NCM LLC are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.  We have an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, there was approximately $0.2 million, $0.2 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 31, 2015 and January 1, 2015, respectively.

Other Transactions—The Company had an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013, this company generated approximately $0.0 million, $0.3 million, and $0.6 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.3 million, respectively, of accounts receivable due from this company as of December 31, 2015 and January 1, 2015.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the years ended December 31, 2015, January 1, 2015 and December 26, 2013 NCM LLC received approximately $1.6 million, $0.7 million and $0.2 million, respectively, in revenue from AEG Live and as of December 31, 2015 and January 1, 2015, had $0.4 million and $0.4 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

8.	BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 31, 2015 and January 1, 2015 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 31, 2015	January 1, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$66.0	$22.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total	$936.0	$892.0

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of December 31, 2015, the Company’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan.  On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans.  The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of December 31, 2015, the Company’s total availability under the $135.0 million revolving credit facility was $69.0 million. The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%.  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 31, 2015 was 2.24%.  On December 31, 2014, $14.0 million of the revolving credit facility matured and NCM LLC paid the balance in full, along with any accrued and unpaid fees and interest.  The maturity date applicable to the remaining revolving credit facility principal is November 26, 2019.

Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of December 31, 2015 was 2.99%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 31, 2015, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis.  NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur.  The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

may still pay the services fee and reimbursable costs pursuant to terms of the management agreement.  NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members.  As of December 31, 2015, the Company’s consolidated net senior secured leverage ratio was 3.3 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company was in compliance as of December 31, 2015.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012.  The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as the senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the obligations under the senior secured credit facility. The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of December 31, 2015.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of December 31, 2015 are as follows (in millions):

Year	Amount
2016	$—
2017	—
2018	—
2019	336.0
2020	—
Thereafter	600.0
Total	$936.0

9.	SHARE-BASED COMPENSATION

The NCM, Inc. 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), reserves 12,974,589 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 3,636,589 shares remain available for future grants as of December 31, 2015 (assuming 100% achievement of targets on performance-based restricted stock).  The management services agreement provides that the Company may participate in the Equity Incentive Plan.  The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards.  Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.  Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan.  In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period.  The length of the measurement period is two to three years.  Restricted stock units granted to non-employee directors vest after approximately one year.

Compensation Cost—The Company recognized $14.8 million, $7.7 million and $5.9 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively, of share-based compensation expense and $0.3 million, $0.1 million and $0.1 million was capitalized during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  Share-based compensation costs are included in network operations, selling and

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

marketing, administrative expense and administrative fee – managing member in the accompanying audited financial statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were approximately $8.0 million, $4.6 million and $3.2 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

As of December 31, 2015, unrecognized compensation cost related to unvested options was approximately $0.0 million as stock options were fully vested as of December 31, 2015.  As of December 31, 2015, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $19.6 million, which will be recognized over a weighted average remaining period of 1.8 years.

Stock Options— A summary of option award activity under the Equity Incentive Plan as of December 31, 2015, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	3,004,841	$16.53
Granted	—	—
Exercised	(104,837)	$12.25
Forfeited	(192,252)	$17.93
Expired	—	—
Outstanding as of December 31, 2015	2,707,752	$16.60	4.8	$1.4
Exercisable as of December 31, 2015	2,707,752	$16.60	4.8	$1.4
Vested and expected to vest as of December 31, 2015	2,707,752	$16.60	4.8	$1.4

The Company did not grant stock options during the years ended December 31, 2015, January 1, 2015 or December 26, 2013.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. The intrinsic value of options exercised during the year was $0.4 million, $0.2 million and $6.1 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  The total fair value of awards vested during the years ended December 31, 2015, January 1, 2015 and December 26, 2013 was $0.7 million, $2.2 million and $4.9 million, respectively.

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion.  The participants are entitled to cash dividends and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued cash dividends for 2013, 2014 and 2015 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

The weighted average grant date fair value of non-vested stock was $14.76, $19.18 and $15.17 for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  The total fair value of awards vested was $11.6 million, $3.6 million and $7.5 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

As of December 31, 2015, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 2,337,754.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of December 31, 2015, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of January 1, 2015	2,155,996	$16.40
Granted	1,290,185	14.76
Vested	(274,059)	17.98
Forfeited	(608,485)	13.80
Non-vested balance as of December 31, 2015	2,563,637	$16.03

10.	EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.3 million, $1.0 million and $1.0 million during the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, was $2.3 million, $2.2 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 2015 are as follows (in millions):

Year	Minimum Lease Payments
2016	$2.7
2017	2.1
2018	1.8
2019	1.8
2020	1.7
Thereafter	1.0
Total	$11.1

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. As of December 31, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $38.3 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to December 31, 2015.  As of December 31, 2015 and January 1, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

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

As of December 31, 2015 and January 1, 2015, the Company had other investments of $5.4 million and $2.5 million, respectively.  The fair value of these investments has not been estimated as of December 31, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of December 31, 2015, the Company had notes receivable totaling $16.7 million from its founding members related to the sale of Fathom Events, as described in Note 2—Divestiture.  These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 31, 2015		As of January 1, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.3	$270.0	$257.9
Senior Unsecured Notes	200.0	208.4	200.0	210.8
Senior Secured Notes	400.0	414.5	400.0	400.8

(1)

The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of December 31, 2015 and January 1, 2015, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of December 31, 2015, there were no amounts outstanding related to these discontinued cash flow hedges.

	Year Ended
	December 31, 2015	January 1, 2015	December 26, 2013	Income Statement Location
Balance at beginning of period	$(1.6)	$(11.6)	$(21.9)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	1.6	10.0	10.3	Amortization of terminated derivatives
Total amounts reclassified from AOCI	1.6	10.0	10.3
Net other comprehensive income	1.6	10.0	10.3
Balance at end of period	$—	$(1.6)	$(11.6)

14.	SEGMENT REPORTING

Advertising revenue accounted for 100.0%, 100.0% and 92.1%, of revenue for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively.  The following tables present revenue, less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended December 31, 2015 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$446.5	$—	$—	$446.5
Operating costs	103.3	—	17.8	121.1
Selling and marketing costs	66.8	—	5.5	72.3
Administrative and other costs	3.5	—	35.1	38.6
Merger termination fee and related merger costs	—	—	41.8	41.8
Depreciation and amortization	—	—	32.2	32.2
Interest and other non-operating costs	—	—	52.9	52.9
Income (loss) before income taxes	$272.9	$—	$(185.3)	$87.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

	Year Ended January 1, 2015 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$394.0	$—	$—	$394.0
Operating costs	97.0	—	18.3	115.3
Selling and marketing costs	54.8	—	2.8	57.6
Administrative and other costs	2.8	—	26.7	29.5
Depreciation and amortization	—	—	32.4	32.4
Interest and other non-operating costs	—	—	62.1	62.1
Income (loss) before income taxes	$239.4	$—	$(142.3)	$97.1

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Total
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	18.7	142.6
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	26.3	30.1
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	38.4	38.4
Income (loss) before income taxes	$268.9	$6.5	$(111.8)	$163.6

The following is a summary of revenue by category (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
National advertising revenue	$309.5	$258.8	$295.0
Local and regional advertising revenue	107.0	96.8	89.9
Founding member advertising revenue from beverage concessionaire agreements	30.0	38.4	41.4
Fathom Consumer revenue (1)	—	—	34.4
Fathom Business revenue (1)	—	—	2.1
Total revenue	$446.5	$394.0	$462.8

(1)	Fathom Events was sold on December 26, 2013 as discussed in Note 7—Related Party Transactions.

15.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts for the years ended December 31, 2015, January 1, 2015 and December 26, 2013 were as follows (in millions):

	Years Ended
	December 31, 2015	January 1, 2015	December 26, 2013
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.3	$5.7	$4.5
Provision for bad debt	1.9	(0.1)	2.1
Write-offs, net	(0.6)	(1.3)	(0.9)
Balance at end of period	$5.6	$4.3	$5.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 31, 2015 and January 1, 2015 (in millions):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.9	$121.5	$111.7	$136.4
Operating expenses	101.1	66.1	63.9	74.9
Operating (loss) income	(24.2)	55.4	47.8	61.5
Net (loss) income	(38.7)	42.4	34.8	49.0

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$70.2	$99.9	$100.8	$123.1
Operating expenses	57.4	57.9	58.1	61.4
Operating income	12.8	42.0	42.7	61.7
Net (loss) income	(2.8)	26.4	27.0	45.7