Form 10-Q
period 2016-06-30
National CineMedia, LLC
filed 2016-08-10
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, the registrant had 137,156,732 common membership units outstanding.  The common membership units are not publicly traded.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6.1	$3.0
Receivables, net of allowance of $6.1 and $5.6, respectively	126.3	148.9
Prepaid expenses	3.2	2.7
Prepaid administrative fees to managing member	0.7	0.7
Due from managing member	0.8	—
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	0.4	—
Total current assets	141.7	159.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $62.8 and $64.1, respectively	27.6	25.1
Intangible assets, net of accumulated amortization of $105.2 and $91.9, respectively	574.8	566.7
Long-term notes receivable, net of current portion - founding members	12.5	12.5
Other investments	6.8	5.4
Debt issuance costs, net	2.2	2.3
Other assets	0.5	0.5
Total non-current assets	624.4	612.5
TOTAL ASSETS	$766.1	$772.0
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$12.4	$35.5
Amounts due to managing member	—	22.9
Accrued expenses	19.8	18.9
Accrued payroll and related expenses	8.5	14.4
Accounts payable	9.4	11.2
Deferred revenue	14.3	10.2
Total current liabilities	64.4	113.1
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $9.6 and $10.6, respectively	932.4	925.4
Total non-current liabilities	932.4	925.4
Total liabilities	996.8	1,038.5
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ EQUITY/DEFICIT	(230.7)	(266.5)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$766.1	$772.0

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
REVENUE (including revenue from founding members of $7.2, $9.0, $14.5 and $16.7, respectively)	$115.4	$121.5	$191.6	$198.4
OPERATING EXPENSES:
Advertising operating costs	8.3	8.3	13.3	14.1
Network costs	4.3	4.2	8.8	8.7
Theatre access fees—founding members	18.9	19.2	37.6	36.4
Selling and marketing costs	19.1	17.0	37.7	33.0
Merger termination fee and related merger costs	—	0.9	—	41.8
Administrative and other costs	5.6	4.7	11.5	10.2
Administrative fee—managing member	3.8	3.6	12.8	6.8
Depreciation and amortization	8.9	8.2	17.6	16.2
Total	68.9	66.1	139.3	167.2
OPERATING INCOME	46.5	55.4	52.3	31.2
NON-OPERATING EXPENSES:
Interest on borrowings	13.5	13.1	26.9	26.2
Interest income	(0.2)	(0.2)	(0.4)	(0.5)
Amortization of terminated derivatives	—	—	—	1.6
Other non-operating expense	—	—	—	0.1
Total	13.3	12.9	26.5	27.4
INCOME BEFORE INCOME TAXES	33.2	42.5	25.8	3.8
Income tax expense	—	0.1	0.1	0.1
NET INCOME	$33.2	$42.4	$25.7	$3.7

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
NET INCOME, NET OF TAX OF $0.0, $0.1, $0.1 AND $0.1, RESPECTIVELY	$33.2	$42.4	$25.7	$3.7
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	—	—	—	1.6
COMPREHENSIVE INCOME	$33.2	$42.4	$25.7	$5.3

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended
	June 30, 2016	July 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.7	$3.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.6	16.2
Non-cash share-based compensation	5.4	3.4
Impairment on investment	0.7	—
Amortization of terminated derivatives	—	1.6
Amortization of debt issuance costs	1.3	1.3
Other	—	0.1
Changes in operating assets and liabilities:
Receivables, net	20.6	(12.0)
Accounts payable and accrued expenses	(6.7)	(1.5)
Amounts due to founding members and managing member	(4.3)	(0.4)
Deferred revenue	4.1	4.9
Other, net	(1.0)	(0.7)
Net cash provided by operating activities	63.4	16.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.6)	(4.8)
Purchases of intangible assets from network affiliates	(1.1)	(0.9)
Net cash used in investing activities	(7.7)	(5.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	93.0	113.0
Repayments of borrowings	(87.0)	(70.0)
Payment of debt issuance costs	(0.3)	—
Founding member integration payments	1.0	1.1
Distributions to founding members and managing member	(59.6)	(60.6)
Unit settlement for share-based compensation	0.3	1.1
Net cash used in financing activities	(52.6)	(15.4)
CHANGE IN CASH AND CASH EQUIVALENTS	3.1	(4.5)
CASH AND CASH EQUIVALENTS:
Beginning of period	3.0	10.2
End of period	$6.1	$5.7

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended
	June 30, 2016	July 2, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$21.1	$31.4
Accrued distributions to founding members and managing member	$14.9	$45.8
Increase in cost and equity method investments	$2.0	$1.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$25.5	$24.8
Cash paid for income taxes, net of refunds	$0.2	$—

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 21 years remaining as of June 30, 2016) and certain third-party theatre circuits (known as “network affiliates”) under long-term network affiliate agreements, which have terms from three to twenty years.

As of June 30, 2016, NCM LLC had 137,156,732 common membership units outstanding, of which 59,836,399 (43.6%) were owned by NCM, Inc., 27,072,701 (19.8%) were owned by Regal, 26,384,644 (19.2%) were owned by Cinemark and 23,862,988 (17.4%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.  The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 3—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.  The Company manages its business under one reportable segment of advertising.

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

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors.  The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.  The Company has smaller contracts with thousands of local clients that are not individually significant.  As of June 30, 2016 and December 31, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and six months ended June 30, 2016 and July 2, 2015, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan.  NCM, Inc. has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors under the NCM, Inc. Equity Incentive Plan.  The Company has not granted stock options since 2012.  In 2015 and 2016, the restricted stock grants for Company officers vest upon the achievement of NCM, Inc. performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment.  A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest.  Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.  The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued.  In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares of restricted stock.  During the three months ended June 30, 2016 and July 2, 2015 and six months ended June 30, 2016 and July 2, 2015, NCM, Inc. acquired 15,922, 67,993, 597,245 and 261,112 units, respectively, due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.0 million, $0.7 million, $0.3 million and $1.1 million to NCM LLC for the three months ended June 30, 2016 and July 2, 2015 and the six months ended June 30, 2016 and July 2, 2015, respectively.

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

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) on a prospective basis.  ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02 did not have a material impact on the unaudited Condensed Financial Statements or notes thereto.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) on a retrospective basis, which provides guidance for simplifying the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The Company also adopted Accounting Standards Update 2015-15, Interest — Imputation of Interest (“ASU 2015-15”) on a retrospective basis, which states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reclassified net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes in the Condensed Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility remained an asset in the unaudited Condensed Balance Sheets. Upon adoption of ASU 2015-03 and ASU 2015-15, net deferred financing costs of $10.6 million in the December 31, 2015 unaudited Condensed Balance Sheet were reclassified from an asset to a reduction of the carrying value of long-term debt.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. Accounting Standards Update 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Update 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which was issued in May 2016, rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. Accounting Standards Update 2016-12, Revenue from Contract with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which was issued in May 2016, provides guidance to reduce the risk of diversity in practice for certain aspects of ASU 2014-09, including collectability, noncash consideration, presentation of sales tax and transition. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto, as well as, which transition method it intends to use.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the impact of ASU 2016-02 on the unaudited Condensed Financial Statements or notes thereto.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after November 29, 2020. The Company is currently evaluating the effect that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Financial Statements or notes thereto.

2. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with our founding members, on an annual basis the Company determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year.  During the first quarter of 2016 and 2015, the Company issued 1,416,515 and 2,160,915 common membership units to our founding members, respectively, for the rights to exclusive access to the theatre screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the previous year.  The Company recorded a net intangible asset of $21.1 million and $31.4 million during the six months ended June 30, 2016 and July 2, 2015, respectively, as a result of the Common Unit Adjustments.

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.  If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”).  During the three months ended June 30, 2016 and July 2, 2015 and the six months ended June 30, 2016 and July 2, 2015, the Company recorded a reduction to net intangible assets of $0.7 million, $0.8 million, $0.8 million and $1.1 million, respectively, related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider.  During the three months ended June 30, 2016 and July 2, 2015 and the six months ended June 30, 2016

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

and July 2, 2015, AMC and Cinemark paid a total of $0.1 million, $0.3 million, $1.0 million and $1.1 million, respectively, in integration payments.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Six Months Ended
Included in the Condensed Statements of Income:	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$7.1	$9.0	$14.3	$16.6
Advertising inventory revenue (included in advertising revenue) (2)	0.1	—	0.2	0.1
Operating expenses:
Theatre access fee (3)	18.9	19.2	37.6	36.4
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.5	0.3	0.8	0.5
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative costs)	0.1	0.1	0.1	0.1
Administrative fee - managing member (5)	3.8	3.6	12.8	6.8
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.2	0.2	0.4	0.5

(1)

For the six months ended June 30, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.  For the three and six months ended July 2, 2015 all the founding members purchased 60 seconds of on-screen advertising time.

(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)

Comprised of payments per theatre attendee and payments per digital screen with respect to the founding member theatres included in the Company’s network, including payments for access to higher quality digital cinema equipment.

(4)	Used primarily for marketing to NCM LLC’s advertising clients.
(5)

Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the Chief Executive Officer, President, Interim Co-Chief Financial Officers, Executive Vice President and Chief Operations Officer and Chief Technology Officer and Executive Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Balance Sheets:	June 30, 2016	December 31, 2015
Current portion of notes receivable - founding members (1)	4.2	4.2
Long-term portion of notes receivable - founding members (1)	12.5	12.5
Interest receivable on notes receivable (included in other current assets) (1)	0.4	—
Prepaid administrative fees to managing member (2)	0.7	0.7
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (3)	544.0	535.9

(1)	Refer to the discussion of notes receivable from the founding members above.
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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and six months ended June 30, 2016 and July 2, 2015 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
AMC	$3.2	$6.9	$3.5	$6.9
Cinemark	2.8	9.0	3.2	9.0
Regal	2.8	9.2	3.2	9.2
Total founding members	8.8	25.1	9.9	25.1
NCM, Inc.	6.1	20.7	7.0	20.7
Total	$14.9	$45.8	$16.9	$45.8

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash by the Company to its founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount was netted against the available cash distributions for the second quarter of 2016. The mandatory distributions of available cash by the Company to its founding members for the three months ended June 30, 2016 of $8.8 million (net of the negative available cash from the first quarter of 2015 described above) is included in amounts due to founding members on the unaudited Condensed Balance Sheets as of June 30, 2016 and will be made in the third quarter of 2016.  The mandatory distributions of available cash by NCM LLC to its managing member for the three months ended June 30, 2016 of $6.1 million (net of the negative available cash from first quarter of 2015 described above) is included in amounts due from managing member on the unaudited Condensed Balance Sheets as of June 30, 2016 and will be made in the third quarter of 2016.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of June 30, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.9	$1.0	$1.5	$4.4
Cost and other reimbursement	(0.5)	(0.3)	—	(0.8)
Distributions payable to founding members	3.2	2.8	2.8	8.8
Total amounts due to founding members	$4.6	$3.5	$4.3	$12.4

Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4
Total amounts due to founding members	$11.1	$11.6	$12.8	$35.5

Amounts due to/from managing member were comprised of the following (in millions):

	As of
	June 30, 2016	December 31, 2015
Distributions payable to managing member	$6.1	$25.2
Cost and other reimbursement	(6.9)	(2.3)
Total amounts due (from) to managing member	$(0.8)	$22.9

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.  The Company’s investment in AC JV, LLC was $1.2 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively.  Equity in earnings from AC JV, LLC was $0.0 million, $0.0 million, $0.0 million and $0.1 million for the three months ended June 30, 2016 and July 2, 2015 and the six months ended June 30, 2016 and July 2, 2015, respectively and is included in non-operating expenses in the unaudited Condensed Statements of Income.

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

The Company has an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three months ended June 30, 2016 and July 2, 2015 and the six months ended June 30, 2016 and July 2, 2015, there was approximately $0.1 million, $0.0 million, $0.1 million and $0.1 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of June 30, 2016 and December 31, 2015, respectively.

Other Transactions—The Company had an agreement with an interactive media company to sell some of its online inventory.  One of NCM, Inc.’s directors is also a director of this media company.  There was approximately $0.0 million and $0.3 million of accounts receivable due from this company as of June 30, 2016 and December 31, 2015, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook pre-show.  During the three months ended June 30, 2016 and July 2, 2015 and the six months ended June 30, 2016 and July 2, 2015, NCM LLC recorded approximately $0.4 million, $0.5 million, $0.8 million and $0.9 million, respectively, in revenue from AEG Live. As of June 30, 2016 and December 31, 2015, had approximately $0.4 million and $0.4 million, respectively, of accounts receivable from AEG Live.

4. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of June 30, 2016 and December 31, 2015 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	June 30, 2016	December 31, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$72.0	$66.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total borrowings	942.0	936.0
Less: debt issuance costs related to term loans and senior notes	(9.6)	(10.6)
Carrying value of long-term debt	$932.4	$925.4

(1)	The interest rates on the revolving credit facility and term loans are described below.

Senior Secured Credit Facility—As of June 30, 2016, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $40.0 million from $135.0 million to $175.0 million.

Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of June 30, 2016, the Company’s total availability under the $175.0 million revolving credit facility was $103.0 million.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of June 30, 2016 was 2.93%.

Term Loans—The interest rate on the term loans is a rate chosen at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of June 30, 2016 was 3.22%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of June 30, 2016, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  As of June 30, 2016, the Company’s consolidated net senior secured leverage ratio was 3.5 times (versus the covenant of 6.5 times).

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012.  The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which the Company was in compliance as of June 30, 2016.

Senior Secured Notes due 2022—On July 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.000% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012.  The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012.  The Senior Secured Notes are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.  The Senior Secured Notes contain certain non-maintenance covenants with which the Company was in compliance as of June 30, 2016.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis.  If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from three to twenty years, prior to any renewal periods of which some are at the option of the Company.  As of June 30, 2016, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $38.6 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions.  As of June 30, 2016 and December 31, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the network affiliate.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

Other investments consisted of the following (in millions):

	As of
	June 30, 2016	December 31, 2015
Investment in AC JV, LLC (1)	$1.2	$1.2
Other investments (2)	5.6	4.2
Total	$6.8	$5.4

(1)	Refer to Note 3—Related Party Transactions.
(2)

The Company received equity securities in privately held companies as consideration for a portion of advertising contracts.  The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the three and six months ended June 30, 2016, the Company recorded an other-than-temporary impairment charge of $0.7 million and $0.7 million, respectively. This impairment charge brought the investment to a remaining value of $0.0 million.  The fair value of the other investments has not been estimated as of June 30, 2016 and December 31, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of those investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of June 30, 2016 and December 31, 2015, the Company had notes receivable totaling $16.7 million and $16.7 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 3—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.6	$270.0	$269.3
Senior Unsecured Notes	200.0	208.5	200.0	208.4
Senior Secured Notes	400.0	416.0	400.0	414.5

(1)

The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of June 30, 2016 and December 31, 2015, the Company did not have any outstanding derivative assets or liabilities.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of June 30, 2016, there were no amounts outstanding related to these discontinued cash flow hedges.

The changes in AOCI by component for the six months ended June 30, 2016 and July 2, 2015 were as follows (in millions):

	Six Months Ended
	June 30, 2016	July 2, 2015	Income Statement Location
Balance at beginning of period	$—	$(1.6)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	1.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	1.6
Net other comprehensive income	—	1.6
Balance at end of period	$—	$—

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

Overview

We operate the largest digital in-theatre video advertising network in North America, through which we distribute national and local advertising that we have sold on theatre screens and video screens in theatre lobbies.  We also sell theatre lobby promotions and online and mobile advertising that are displayed on our and other company websites and mobile sites and apps. Our revenue is principally derived from advertising distributed to our founding member theatres in accordance with long-term ESAs (approximately 21 years remaining as of June 30, 2016) and to network affiliates in accordance with multi-year agreements, which expire at various dates through July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 18.5 years as of June 30, 2016.  The ESAs with the founding members and network affiliate agreements grant us exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 99% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (the remaining 410 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (90% digital cinema projectors and 10% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics.  In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local and regional advertising pricing (CPM), local and regional advertising rate per screen per week and local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision, which was terminated on March 16, 2015.  After the Merger Agreement was terminated, NCM LLC reimbursed, or paid on behalf of, NCM, Inc. for certain expenses, including an approximate $26.8 million termination payment to Screenvision pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  During the six months ended July 2, 2015, the Company also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the six months ended July 2, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 2, 2016 for the Company’s fiscal year ended December 31, 2015.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except margin data):

	Three Months Ended		Six Months Ended		% Change
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015	Q2 2016 to Q2 2015	YTD 2016 to YTD 2015
Revenue	$115.4	$121.5	$191.6	$198.4	(5.0%)	(3.4%)
Operating expenses:
Advertising	45.3	43.9	86.6	82.5	3.2%	5.0%
Network, administrative and unallocated costs	23.6	21.3	52.7	42.9	10.8%	22.8%
Merger termination fee and related merger costs (1)	—	0.9	—	41.8	(100.0%)	(100.0%)
Total operating expenses	68.9	66.1	139.3	167.2	4.2%	(16.7%)
Operating income	46.5	55.4	52.3	31.2	(16.1%)	67.6%
Non-operating expenses	13.3	12.9	26.5	27.4	3.1%	(3.3%)
Income tax expense	—	0.1	0.1	0.1	(100.0%)	0.0%
Net income	$33.2	$42.4	$25.7	$3.7	(21.7%)	NM

Adjusted OIBDA	$59.4	$67.4	$83.4	$95.1	(11.9%)	(12.3%)
Adjusted OIBDA margin	51.5%	55.5%	43.5%	47.9%	(4.0%)	(4.4%)
Total theatre attendance (in millions) (2)	172.2	191.8	344.5	353.2	(10.2%)	(2.5%)

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

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs, the merger termination fee and related merger costs and Chief Executive Officer transition costs.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the terminated merger with Screenvision, or costs associated with the resignation of the company’s Chief Executive Officer. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
Operating income	$46.5	$55.4	$52.3	$31.2
Depreciation and amortization	8.9	8.2	17.6	16.2
OIBDA	$55.4	$63.6	$69.9	$47.4
Share-based compensation costs (1)	3.7	2.9	10.3	5.9
Merger termination fee and related merger costs (2)	—	0.9	—	41.8
CEO transition costs (3)	0.3	—	3.2	—
Adjusted OIBDA	$59.4	$67.4	$83.4	$95.1
Total revenue	$115.4	$121.5	$191.6	$198.4
Adjusted OIBDA margin	51.5%	55.5%	43.5%	47.9%

(1)

Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $2.5 million, $1.7 million, $5.4 million and $3.4 million for the three months ended June 30, 2016 and July 2, 2015 and the six months ended June 30, 2016 and July 2, 2015, respectively.

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

Basis of Presentation

The results of operations data for the three and six months ended June 30, 2016 and July 2, 2015 was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended June 30, 2016 and July 2, 2015

Revenue. Total revenue decreased 5.0%, from $121.5 million for the three months ended July 2, 2015 to $115.4 million for the three months ended June 30, 2016.  The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	June 30, 2016	July 2, 2015	Q2 2016 to Q2 2015	Q2 2016 to Q2 2015
National advertising revenue	$83.0	$88.5	$(5.5)	(6.2%)
Local and regional advertising revenue	25.3	24.0	1.3	5.4%
Founding member advertising revenue from beverage concessionaire agreements	7.1	9.0	(1.9)	(21.1%)
Total revenue	$115.4	$121.5	$(6.1)	(5.0%)

The following table shows data on theatre attendance and revenue per attendee for the three months ended June 30, 2016 and July 2, 2015:

	Three Months Ended		% Change
	June 30, 2016	July 2, 2015	Q2 2016 to Q2 2015
National advertising revenue per attendee	$0.482	$0.461	4.6%
Local and regional advertising revenue per attendee	$0.147	$0.125	17.6%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.629	$0.587	7.2%
Total advertising revenue per attendee	$0.670	$0.633	5.8%
Total theatre attendance (in millions) (1)	172.2	191.8	(10.2%)

(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $5.5 million, or 6.2%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 16.2% decrease in impressions sold in the second quarter of 2016, compared to the second quarter of 2015, partially offset by a 7.1% increase in national advertising CPMs (excluding beverage) and a $2.2 million increase in other revenue not included in the inventory measured by impressions sold or CPMs, which was  primarily due to  higher branded content revenue.  The decrease in impressions sold was due primarily to lower content partner spending and client churn during the second quarter of 2016, compared to the second quarter of 2015.  The decrease in impressions sold resulted in a decrease in national inventory utilization, from 133.3% for the second quarter of 2015 to 124.0% for the second quarter of 2016 on a 10.2% decrease in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  The increase in national advertising CPMs was due primarily to higher CPMs on upfront commitments in the second quarter of 2016, compared to the second quarter of 2015.

Local and regional advertising revenue. The $1.3 million, or 5.4%, increase in local and regional advertising revenue was primarily driven by an increase in revenue from contracts less than $100,000, whereby they had a 4.9% increase in average contract value and a 2.0% increase in contract volume due to expansion of our sales force and diversification of our client base. Revenue from contracts greater than $100,000 remained consistent period over period.

Founding member beverage revenue. The $1.9 million, or 21.1%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a decrease of $1.5 million related to one of NCM LLC’s founding members reducing the length of its beverage advertising unit by 30 seconds beginning July 1, 2015 and a 9.8% decrease in founding member attendance. These decreases were partially offset by a 5.7% increase in beverage revenue CPMs in the second quarter of 2016, compared to the second quarter of 2015.  The 2016 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses increased $2.8 million, or 4.2%, from $66.1 million for the three months ended July 2, 2015 to $68.9 million for the three months ended June 30, 2016.  The following table shows the changes in operating expense for the three months ended June 30, 2016 and July 2, 2015 (in millions):

	Three Months Ended		$ Change	% Change
	June 30, 2016	July 2, 2015	Q2 2016 to Q2 2015	Q2 2016 to Q2 2015
Advertising operating costs	$8.3	$8.3	$—	0.0%
Network costs	4.3	4.2	0.1	2.4%
Theatre access fees—founding members	18.9	19.2	(0.3)	(1.6%)
Selling and marketing costs	19.1	17.0	2.1	12.4%
Administrative and other costs	5.6	4.7	0.9	19.1%
Administrative fee—managing member	3.8	3.6	0.2	5.6%
Depreciation and amortization	8.9	8.2	0.7	8.5%
Total operating expenses before the merger termination fee and related merger costs	68.9	65.2	3.7	5.7%
Merger termination fee and related merger costs	—	0.9	(0.9)	(100.0%)
Total operating expenses	$68.9	$66.1	$2.8	4.2%

Advertising operating costs. Advertising operating costs remained at $8.3 million for the second quarter of 2015 and the second quarter of 2016. Affiliate advertising payments decreased approximately $0.4 million, offset by an increase in production costs.  The decrease in affiliate advertising payments was primarily driven by a 5.3%, or 194 screen, decrease in the number of average affiliate screens for the second quarter of 2016, compared to the second quarter of 2015 due primarily to an acquisition of a network affiliate by a founding member in late 2015, whereby we are now receiving theatre access fees.

Network costs. Network costs increased $0.1 million, or 2.4%, from $4.2 million for the second quarter of 2015 to $4.3 million for the second quarter of 2016.

Theatre access fees—founding members. Theatre access fees decreased $0.3 million, or 1.6%, from $19.2 million for the second quarter of 2015 to $18.9 million for the second quarter of 2016.  The decrease was due to a $1.0 million decrease in the fee associated with founding member attendance, partially offset by a $0.7 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment. The theatre access fees, based upon attendance decreased $1.0 million due to a 9.8% decrease in founding member attendance during the second quarter of 2016, compared to the second quarter of 2015.  The $0.7 million increase in digital screen fees increased $0.4 million related to an annual 5% rate increase specified in the ESAs and $0.3 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $2.1 million, or 12.4%, from $17.0 million for the second quarter of 2015 to $19.1 million for the second quarter of 2016. This increase was primarily due to an increase of $0.8 million in personnel related expenses related to higher salaries and benefit costs, a $0.7 million non-cash impairment charge on an investment obtained in exchange for advertising services and a $0.4 million increase in online publisher expense related to higher online and mobile revenue during the second quarter of 2016, compared to the second quarter of 2015.

Administrative and other costs. Administrative and other costs increased $0.9 million, or 19.1%, from $4.7 million for the second quarter of 2015 to $5.6 million for the second quarter of 2016 due primarily to a $0.7 million increase personnel related expenses primarily from higher non-cash share-based compensation expense.

Administrative fee – managing member. Administrative fee-managing member increased $0.2 million or 5.6% from $3.6 million for the second quarter of 2015 to $3.8 million for the second quarter of 2016. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 8.5%, from $8.2 million for the second quarter of 2015 to $8.9 million for the second quarter of 2016. The increase was due to an increase in amortization expense of intangible assets related primarily to NCM LLC founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Merger termination fee and related merger costs.  The merger termination fee and related merger costs decreased $0.9 million, or 100%, from $0.9 million for the second quarter of 2015, compared to $0.0 for the second quarter of 2016, as the merger with Screenvision was terminated during the first quarter of 2015 and remaining merger costs were paid in the second quarter of 2015.

Non-operating expenses.  Total non-operating expenses increased $0.4 million, or 3.1%, from $12.9 million for the three months ended July 2, 2015 to $13.3 million for the three months ended June 30, 2016.  The following table shows the changes in non-operating expense for the three months ended June 30, 2016 and July 2, 2015 (in millions):

	Three Months Ended		$ Change	% Change
	June 30, 2016	July 2, 2015	Q2 2016 to Q2 2015	Q2 2016 to Q2 2015
Interest on borrowings	$13.5	$13.1	$0.4	3.1%
Interest income	(0.2)	(0.2)	—	0.0%
Total non-operating expenses	$13.3	$12.9	$0.4	3.1%

The increase in non-operating expense was due to a $0.4 million increase in interest on borrowings related to a higher balance on our revolving credit facility and a higher LIBOR rate on our term loans.

Net Income. Net income decreased $9.2 million from $42.4 million for the three months ended July 2, 2015 to $33.2 million for the three months ended June 30, 2016. The decrease in net income was due to a decrease in operating income of $8.9 million and an increase in non-operating expense of $0.4 million, as described further above, partially offset by a $0.1 decrease in income tax expense.

Six Months Ended June 30, 2016 and July 2, 2015

Revenue. Total revenue decreased 3.4%, from $198.4 million for the six months ended July 2, 2015 to $191.6 million for the six months ended June 30, 2016.  The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	June 30, 2016	July 2, 2015	YTD 2016 to YTD 2015	YTD 2016 to YTD 2015
National advertising revenue	$133.2	$139.3	$(6.1)	(4.4%)
Local and regional advertising revenue	44.1	42.5	1.6	3.8%
Founding member advertising revenue from beverage concessionaire agreements	14.3	16.6	(2.3)	(13.9%)
Total revenue	$191.6	$198.4	$(6.8)	(3.4%)

The following table shows data on theatre attendance and revenue per attendee for the six months ended June 30, 2016 and July 2, 2015:

	Six Months Ended		% Change
	June 30, 2016	July 2, 2015	YTD 2016 to YTD 2015
National advertising revenue per attendee	$0.387	$0.394	(1.8%)
Local and regional advertising revenue per attendee	$0.128	$0.120	6.7%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.515	$0.515	0.0%
Total advertising revenue per attendee	$0.556	$0.562	(1.1%)
Total theatre attendance (in millions) (1)	344.5	353.2	(2.5%)

(1)	Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $6.1 million, or 4.4%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 15.1% decrease in impressions sold in the first six months of 2016, compared to the first six months of 2015, partially offset by a 7.4% increase in national advertising CPMs (excluding beverage) and a $5.9 million increase in other revenue not included in the inventory measured by impressions sold or CPMs, which was primarily due to higher branded content revenue.  The decrease in impressions sold was due primarily to lower content partner spending. The decrease in impressions sold resulted in a decrease in national inventory utilization, from 118.3% for the first six months of 2015 to 102.6% for the first six months of 2016 on a 2.5% decrease in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  The increase in national advertising CPMs was due primarily to higher CPMs on upfront commitments in the first six months of 2016, compared to the first six months of 2015.

Local and regional advertising revenue. The $1.6 million, or 3.8%, increase in local advertising revenue was driven by an increase in revenue from contracts less than $100,000, whereby contract volume increased 7.5%, partially offset by a decrease in average contract value of 3.9%.  The increase in total contract volume was due to expansion of our sales force and diversification of our client base.  Revenue from contracts greater than $100,000 remained consistent period over period.

Founding member beverage revenue. The $2.3 million, or 13.9%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a decrease of $3.0 million related to one of NCM LLC’s founding members reducing the length of its beverage advertising unit by 30 seconds beginning July 1, 2015 and a 1.3% decrease in founding member attendance. These decreases were partially offset a 5.7% increase in beverage revenue CPMs in the first six months of 2016, compared to the first six months of 2015.  The 2016 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses decreased $27.9 million, or 16.7%, from $167.2 million for the six months ended July 2, 2015 to $139.3 million for the six months ended June 30, 2016.  The following table shows the changes in operating expense for the six months ended June 30, 2016 and July 2, 2015 (in millions):

	Six Months Ended		$ Change	% Change
	June 30, 2016	July 2, 2015	YTD 2016 to YTD 2015	YTD 2016 to YTD 2015
Advertising operating costs	$13.3	$14.1	$(0.8)	(5.7%)
Network costs	8.8	8.7	0.1	1.1%
Theatre access fees—founding members	37.6	36.4	1.2	3.3%
Selling and marketing costs	37.7	33.0	4.7	14.2%
Administrative and other costs	11.5	10.2	1.3	12.7%
Administrative fee—managing member	12.8	6.8	6.0	88.2%
Depreciation and amortization	17.6	16.2	1.4	8.6%
Total operating expenses before the merger termination fee and related merger costs	139.3	125.4	13.9	11.1%
Merger termination fee and related merger costs	—	41.8	(41.8)	100.0%
Total operating expenses	$139.3	$167.2	$(27.9)	(16.7%)

Advertising operating costs. Advertising operating costs decreased $0.8 million, or 5.7%, from $14.1 million for the first six months of 2015 to $13.3 million for the first six months of 2016. This decrease was primarily the result of a $0.8 million decrease in affiliate advertising payments due to a 5.7%, or 207 screen, decrease in the number of average affiliate screens during the period primarily related to an acquisition of a network affiliate by a founding member in late 2015, whereby we are now receiving theatre access fees.

Network costs. Network costs increased $0.1 million, or 1.1%, from $8.7 million for the first six months of 2015 to $8.8 million for the first six months of 2016.

Theatre access fees—founding members. Theatre access fees increased $1.2 million, or 3.3%, from $36.4 million for the first six months of 2015 to $37.6 million for the first six months of 2016.  The increase was due to a $1.5 million increase in theatre access fees due to an increase in the fee associated with the number of digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment, partially offset by a $0.3 million decrease related to a 1.3% decrease in founding member attendance in the first six months of 2016, compared to the first six months of 2015. The $1.5 million increase in digital screen fees increased $0.8 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment and $0.7 million related to an annual 5% rate increase specified in the ESAs.

Selling and marketing costs. Selling and marketing costs increased $4.7 million, or 14.2%, from $33.0 million for the first six months of 2015 to $37.7 million for the first six months of 2016. This increase was primarily due to an increase of $1.8 million in personnel related expenses due primarily to higher salaries, payroll taxes and non-cash share-based compensation expense.  Selling and marketing costs also increased $0.7 million due to a non-cash impairment charge on an investment obtained in exchange for advertising services, a $0.7 million increase in online publisher expense related to higher online and mobile revenue, a $0.6 million increase in marketing research and merchandising expenses and a $0.3 million increase in non-cash barter expense.

Administrative and other costs. Administrative and other costs increased $1.3 million, or 12.7%, from $10.2 million for the first six months of 2015 to $11.5 million for the first six months of 2016 due primarily to a $0.9 million increase in personnel related expenses due primarily to higher non-cash share-based compensation expense.

Administrative fee – managing member. Administrative fee-managing member increased $6.0 million, or 88.2% from $6.8 million for the first six months of 2015 to $12.8 million for the first six months of 2016 due primarily to $2.9 million of CEO transition costs, which consisted primarily of severance and consulting costs to our former CEO and $2.3 million non-cash share-based compensation expense associated with modifying equity awards pursuant to agreements with our former CEO.  Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 8.6%, from $16.2 million for the first six months of 2015 to $17.6 million for the first six months of 2016. The increase was due to an increase in amortization expense of intangible assets related primarily to NCM LLC founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $41.8 million for the first six months of 2015 due to the merger termination payment of approximately $26.8 million, approximately $7.5 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger and the payment to NCM, Inc. for the reimbursement of merger-related administrative costs of $7.5 million.

Non-operating expenses.  Total non-operating expenses decreased $0.9 million, or 3.3%, from $27.4 million for the six months ended July 2, 2015 to $26.5 million for the six months ended June 30, 2016.  The following table shows the changes in non-operating expense for the six months ended June 30, 2016 and July 2, 2015 (in millions):

	Six Months Ended		$ Change	% Change
	June 30, 2016	July 2, 2015	YTD 2016 to YTD 2015	YTD 2016 to YTD 2015
Interest on borrowings	$26.9	$26.2	$0.7	2.7%
Interest income	(0.4)	(0.5)	0.1	(20.0%)
Amortization of terminated derivatives	—	1.6	(1.6)	(100.0%)
Other non-operating expense	—	0.1	(0.1)	(100.0%)
Total non-operating expenses	$26.5	$27.4	$(0.9)	(3.3%)

The decrease in non-operating expense was due primarily to a $1.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015, partially offset by an increase of $0.7 million in interest on borrowings related to a higher balance on our revolving credit facility and a higher LIBOR rate on our term loans.

Net Income. Net income increased $22.0 million from $3.7 million for the six months ended July 2, 2015 to $25.7 million for the six months ended June 30, 2016. The increase in net income was due to an increase in operating income of $21.1 million and a decrease in non-operating expense of $0.9 million, as described above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients.  These changes include increased competition related to the expansion of online and mobile advertising platforms.  Further, we could be negatively impacted by factors that could reduce the viewership of our FirstLook pre-show, such as the offering of reserve seating, an increase in the number and length of trailers for upcoming films and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in FirstLook pre-show engagement and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums. Consumer and media market trends appear to have had a favorable impact on our level of national upfront bookings for 2015 and 2016 when compared to the previous year. We believe that over time, a shift toward more upfront commitments, would allow us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter volatility. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase and we would need to rely on the scatter market to replace those commitments.

The change in the number of screens in our network during the six months ended June 30, 2016 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 31, 2015	16,981	3,380	20,361
(Lost) new affiliates (1)	—	(42)	(42)
Openings, net of closures	47	105	152
Balance as of June 30, 2016	17,028	3,443	20,471

(1)

During the first six months of 2016, the run-out provision in the contract with one of our affiliates that was acquired by a theatre circuit not in our network ended, resulting in 194 screens being removed from our network. These lost screens were partially offset by two new affiliates with 152 screens added during the first six months of 2016.

We believe that adding screens and attendees to our network provide our advertising clients with a better marketing product with increased reach and improved geographic coverage.  We have begun to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that will provide a better product offering and should expand our overall national client base.  We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

In 2014, we experienced a decline of 16.4%, in national advertising CPMs (excluding beverage revenue) compared to the prior year due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client categories that traditionally buy their television advertising at lower CPMs.  After adjusting our pricing through 2014 to be more attractive to a broader number of potential clients, compete more effectively with various forms of premium video advertising and reflect seasonal marketplace supply and demand characteristics, during 2015 and the first six months of 2016, we experienced an increase year over year of 6.7% and 7.4%, respectively, in national advertising CPMs (excluding beverage revenue).

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During the first six months of 2015, we sold 60 seconds to our founding members. Beginning July 1, 2015, one of our founding members reduced their beverage advertising from 60 seconds to 30 seconds. We have the right to sell the remaining 30 second unit to other clients.  The other founding members’ current long-term contracts with their beverage suppliers require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us.  Due to a 5.7% increase in segment one CPMs in 2015, the CPM on our beverage concessionaire revenue increased during the first six months of 2016 by 5.7% and the remainder of 2016 will increase by an equivalent percentage.

In consideration for our access to founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN).  The payment per theatre patron increases by 8% every five years, with the next increase taking effect for fiscal year 2017, and the payment per digital screen increases annually by 5%.  The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  Pursuant to the ESAs, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems.  This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%.  As of June 30, 2016, 95% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theatre access fee related to additional digital cinema installations within existing founding member theatres is expected to be minimal.

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

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2016, 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt.  As a result of these financing transactions, we extended the average maturities of our debt and as of June 30, 2016 the weighted average remaining maturity is 4.8 years.  As of June 30, 2016, approximately 64% of our total borrowings bear interest at fixed rates.  The remaining 36% of our borrowings bear interest at variable rates and as such, our net income could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings. Refer to Note 4—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 30, 2016	December 31, 2015	July 2, 2015	Q2 2016 to YE 2015	Q2 2016 to Q2 2015
Cash and cash equivalents	$6.1	$3.0	$5.7	$3.1	$0.4
Revolver availability (1)	103.0	69.0	70.0	34.0	33.0
Total liquidity	$109.1	$72.0	$75.7	$37.1	$33.4

(1)

The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total capacity under the revolving credit facility was $175.0 million as of June 30, 2016 and $135.0 million as of December 31, 2015 and July 2, 2015.

We have generated and used cash as follows (in millions):

	Six Months Ended
	June 30, 2016	July 2, 2015
Operating cash flow	$63.4	$16.6
Investing cash flow	$(7.7)	$(5.7)
Financing cash flow	$(52.6)	$(15.4)

•

Operating Activities. The $46.8 million increase in cash provided by operating activities for the six months ended June 30, 2016, compared to the six months ended July 2, 2015 was due primarily to 1) a larger decrease in accounts receivable of $32.6 million during the six months ended June 30, 2016 compared to the six months ended July 2, 2015 due to higher collections and lower revenue and 2) a $22.0 million increase in net income, as described further above, partially offset by an increase of $5.2 million in the change in accounts payable and accrued liabilities.

•

Investing Activities. The $2.0 million increase in cash used in investing activities for the six months ended June 30, 2016, compared to the six months ended July 2, 2015 was due primarily to an increase of $1.8 million of purchases of property, plant and equipment.

•

Financing Activities. The $37.2 million increase in cash used in financing activities for the six months ended June 30, 2016, compared to the six months ended July 2, 2015 was due primarily to a $37.0 million decrease in proceeds from borrowings, net of repayments, due to lower net borrowings on the revolving credit facility.

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand.  Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended April 2, 2015 was calculated as negative $25.5 million due to the merger termination fee and related merger costs.  Pursuant to the NCM LLC Operating Agreement, there was no distribution made in the second quarter of 2015 and the negative amount was netted against available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  The available cash distribution to the members of NCM LLC for the three months ended June 30, 2016 net of the negative available cash described above (which will be made during the third quarter of 2016) was approximately $14.9 million.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited

Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2015 and incorporated by reference herein.  As of June 30, 2016, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the six months ended June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk.  As of June 30, 2016, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan.  A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.4 million for an annual period on the $72.0 million revolving credit balance and $270.0 million term loan outstanding as of June 30, 2016.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2016, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	Retention Bonus Agreement dated January 29, 2016, between National CineMedia, Inc. and David J. Oddo.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 10.1 to NCM Inc.’s Form 8-K (File No. 001-33296) filed on July 19, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, LLC (Registrant)

By: National CineMedia, Inc., its manager

Date:	August 10, 2016	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 10, 2016	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	August 10, 2016	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)