Form 10-K
period 2016-12-29
National CineMedia, LLC
filed 2017-02-28
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 28, 2017, the registrant had 137,194,745 common membership units outstanding (excludes restricted shares which have vested and stock options which have been exercised subsequent to December 29, 2016). The common membership units are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of National CineMedia, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017 and National CineMedia, Inc.’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 29, 2016 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions

In this document, unless the context otherwise requires:

•	“NCM LLC” “the Company,” “we,” “us”, or “our” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005.
•

“NCM, Inc.” refers to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC, which acquired an interest in, and became a member and the sole manager of NCM LLC, upon completion of its initial public offering, or “IPO,” which closed on February 13, 2007. Also referred to as “manager” or “managing member.”

•

“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of our founding members upon completion of NCM, Inc.’s IPO, which were further amended and restated on December 26, 2013 in connection with the sale of the Fathom Events business.

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes ICON Theatres, AMC Starplex, LLC, which joined NCM LLC in December 2015 in connection with AMC’s acquisition of Starplex Cinemas and American Multi-Cinema, Inc., which is a party to an ESA with NCM LLC.

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

•	“Founding members” refers to AMC, Cinemark and Regal.
•	“OIBDA” refers to operating income before depreciation and amortization expense.
•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs, merger-related administrative costs and CEO transition costs.
•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.
•	“DCN” refers to NCM LLC’s Digital Content Network.

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

Risks Related to Our Business and Industry

•	Significant declines in theater attendance or viewership of the FirstLook pre-show;
•	our plans for developing additional revenue opportunities may not be implemented and may not be achieved;
•	competition within the overall advertising industry;
•	failure to effectively manage or continue our growth;
•	not maintaining our technological advantage;

•	national, regional and local economic conditions;
•	the loss of any major content partner or advertising customer;
•	our inability to retain or replace our senior management;
•	changes to relationships with our founding members;
•	founding member and network affiliate government regulation could slow growth;
•	failures or disruptions in our technology systems;
•	infringement of our technology on intellectual property rights owned by others;
•	the content we distribute and user information we collect and maintain through our in-theater, online or mobile services may expose us to liability;
•	changes in regulations relating to the Internet or other areas of our online or mobile services;
•	our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable;

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

PART I

Item 1.  Business

The Company

NCM LLC was organized on March 29, 2005 and began operations on April 5, 2005. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC and held 43.7% of the common membership units in NCM LLC as of December 29, 2016.  NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 56.3% of NCM LLC’s common membership units as of December 29, 2016.

We have long-term ESAs with our founding members (over 20 years remaining as of December 29, 2016) and multi-year agreements with certain third-party theater circuits, referred to in this document as “network affiliates,” which expire at various dates between July 14, 2017 and July 22, 2031.  The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions.

Our Business

We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences.

We currently derive revenue principally from the sale of advertising to national, regional and local businesses in FirstLook, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our Lobby Entertainment Network (“LEN”), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater.

We believe that the broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.

On-Screen Advertising

FirstLook—Our on-screen FirstLook pre-show was created to provide a more entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuit partners. It consists of national, regional and local advertising, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).

FirstLook generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time, when the movie trailers and feature film begin. The trailers that run before the feature film are not part of FirstLook.

Because FirstLook is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of FirstLook each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations, and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. It also enables us to incorporate the branding of a specific theater circuit if desired. We rotate FirstLook’s long-form content segments between theaters approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content.

We also have the capability to deliver three-dimensional (“3-D”) advertising campaigns within a 3-D version of the FirstLook pre-show program prior to 3-D feature films.

All versions of FirstLook are produced by our internal creative team, which is cost-effective and gives us significant flexibility. We also offer pre- and post-production advertising creative services to our clients (primarily local clients who may not have their own creative agency) for a fee.

Show Structure—FirstLook is comprised of up to four segments, each approximately four to seven minutes in length.

•	Segment four is the first section of FirstLook and begins approximately 20 to 30 minutes prior to the advertised show time and generally includes local advertising.
•

Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theaters, or across an entire DMA® or geographic region, as well as a long-form entertainment content segment from one of our content partners.

•

Segment two begins approximately 13 minutes before the advertised show time and features primarily national and regional advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners.

•

Segment one runs closest to the advertised show time at approximately 8 minutes and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners. Segment one also includes an advertisement for the founding members’ beverage supplier and a public service announcement (“PSA”).

The FirstLook pre-show typically includes the following.

National, Regional and Local Advertising—On-screen advertising in FirstLook is sold on a cost per thousand (“CPM”) basis to national clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients.

Local and regional advertising is primarily sold on a per-screen, per-week basis and can also be sold on a CPM basis. Beginning in 2016, the FirstLook pre-show inventory also became available in the STRATA system, a media buying and selling software which allows advertising agencies to buy cinema in the National Spot TV marketplace. Being able to buy both TV and cinema locally in the National Spot marketplace makes it significantly easier for agencies to include cinema in the media mix for their clients and allows us to tap into a new pool of advertising dollars budgeted for National Spot.

Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. As of December 29, 2016, 504 national advertisers across a wide variety of industries have advertised with us. During the year ended December 29, 2016, we derived 70% of our advertising revenue from national clients (including advertising agencies that represent our clients) and 24% of our advertising revenue from thousands of regional and local advertisers across the country (including advertising agencies that represent these clients).

Content. The majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners make available to us original entertainment content segments that are entertaining, informative or educational in nature in the FirstLook program and make commitments to buy a portion of our advertising inventory at a specified CPM over a one or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features behind-the-scenes looks at the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products.  In 2016, all of our content partners provided approximately two-minute segments.

PSA. We have two-year agreements to exhibit a 40-second courtesy “silence your cell phone” PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films, one with an insurance company and another a candy company which expire at the end of 2017.

3-D Advertising. We also sell 3-D advertising, which runs prior to select 3-D films. These 3-D advertisements are placed at the end of the FirstLook pre-show, after a message instructing the movie audience to put on their 3-D glasses, so that the glasses can be kept on throughout the remainder of FirstLook, the film trailers and the 3-D feature film to provide for a better experience. 3-D advertisements provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily to the fact that 3-D advertisements have heightened recall (based on third-party research).

Beverage Advertising—We also have a long-term agreement to exhibit the advertising of the founding members’ beverage supplier. Under the ESAs, up to 90 seconds of the FirstLook program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements at a rate intended to approximate a market rate (per the ESA, the annual CPM change equals the prior year annual percentage change in the advertising CPM charged to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC). Each of the founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase branded beverages sold in their theaters. During 2016, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members. During 2016, the beverage concessionaire revenue from the founding members’ beverage agreements was 6% of our total revenue.

Theater Circuit Messaging—The FirstLook program also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 12 minutes of show time, and the remainder placed at our discretion.

Lobby Advertising

Lobby Entertainment Network—Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped founding members’ theaters, as well as the majority of our network affiliate theaters. As of December 29, 2016, our LEN had 3,029 screens in 1,505 theaters in our network. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas.  Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all lobby screens within a given theater, which we believe provides the maximum impact for our advertisers.

We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions.

The LEN programming includes up to two minutes for founding members’ advertisements to promote activities associated with the operation of the theaters, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the founding members at no cost and one minute of which the founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theater operators for the purpose of increasing theater attendance, which we call “strategic programs.”

Under the terms of the ESAs, the founding members also have the right to install additional screens in their theater lobbies which would not display our LEN programming, but would be used to promote strategic programs or products sold in their theater concessions, bars and dining operations, ticketing partner promotions, gift card and loyalty programs, special events presented by the founding member and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service.

Lobby Promotions

We also sell a wide variety of advertising and promotional products in theater lobbies. These products can be sold individually or bundled with on-screen, LEN, online or mobile advertising. Lobby promotions typically include:

•	advertising on concession items such as beverage cups, popcorn bags and kids’ trays;
•	coupons and promotional materials, which are customizable by film and are distributed to ticket buyers at the box office or as they exit the theater;
•	tabling displays, product demonstrations and sampling;
•	touch-screen display units and kiosks; and
•	signage throughout the lobbies, including posters, banners, counter cards, danglers, floor mats, standees and window clings.

Under the terms of the ESAs, the founding members may conduct a limited number of lobby promotions at no charge in connection with strategic programs that promote motion pictures; however, such activities will not reduce the lobby promotions inventory available to us.

Our ability to provide in-lobby marketing and promotional placements in conjunction with our cinema advertising products allows us to offer integrated marketing solutions to advertisers that provide multiple touchpoints with theater patrons throughout the movie-going experience, which we believe is a competitive advantage over other national media platforms.

Digital Advertising

The Cinema Accelerator digital product expands cinema advertising beyond the theater environment to reach digitally-connected moviegoers before and after the movie experience, both online and on mobile devices. Cinema Accelerator identifies moviegoers through exclusive first party data sources including geo-location services, beacons and transaction data for the moviegoers that enter the theaters in our network. Using the moviegoer as our filter, we can target specific demographics, genres or layer on other data to provide to our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and Facebook newsfeeds to reach moviegoers wherever they may be seeking entertainment information and content.

We sell Cinema Accelerator through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling.

We believe that new digital products and revenue could be developed and additional in-theater advertisements could be sold as integrated marketing packages with digital offerings as discussed in “Business – Our Strategy”.

Our Network

In-theater advertising and entertainment content is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America.

Through the use of our proprietary DCN and Digital Content Software (“DCS”), we are able to schedule, deliver, play and reconcile advertising and entertainment content for FirstLook and the LEN on a national, regional, local, theater and auditorium level.

Our DCN is the combination of a satellite distribution network and a terrestrial network, and we also employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to our network of theaters. The DCN is controlled by our Network Operations Center (“NOC”) located in our headquarters in Centennial, CO, which operates 24 hours a day, seven days a week to proactively monitor and manage approximately 670,000 alarm points and approximately 108,000 hardware devices in movie theaters throughout the country. Our NOC interfaces with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums, and it also allows us to monitor and initiate repairs to the equipment in our digital network of theaters.

Advertising and entertainment content for our FirstLook pre-show and LEN is uploaded from our NOC and is then delivered via multicast technology to all theaters in our network and received by our theater management system, where it is held until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has a hardware and software architecture that controls the content to be shown. After the theater management system receives advertising/entertainment content, confirmation of content playback is returned via satellite to our NOC to be included in “post” reports provided to our advertising clients.

More than 700 million moviegoers annually attend theaters that are currently under contract to present the FirstLook pre-show and LEN programming, including the founding members and over 40 leading national and regional theater network affiliates. A summary of the screens and theaters in our advertising network is set forth in the table below:

Our Network

(As of December 29, 2016)

	Advertising Network
	Theaters	Total Screens	% of Total
Founding Members	1,274	17,022	82.8%
Network Affiliates	348	3,526	17.2%
Total	1,622	20,548	100.0%

As of December 29, 2016, our FirstLook pre-show was displayed on 100% of network movie screens using digital projectors, with approximately 98% of those screens receiving content through our DCN, representing approximately 98% of our total network attendance. As of December 29, 2016, 18,585, or 90%, of 20,548 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. Those screens not connected to our DCN display national and regional advertisements on digital projectors with content delivered on USB drives that are shipped to the theaters via overnight delivery services.

Our Team

We had 610 employees as of December 29, 2016. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, Chicago, and Detroit, and our software development office in Minneapolis.  We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S.  None of our employees are covered by collective bargaining agreements.  We believe that we have a good relationship with our employees.

Sales, Marketing, Research and Creative—We sell our in-theater and online advertising products through our national, local and regional sales teams.

As of December 29, 2016, we had 46 advertising sales and client development related personnel (including management and sales support staff) within our national sales group.  During 2016, approximately 30% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain sales targets in order to enhance coordination and teamwork.  Our national sales organization has proven to be profitable and scalable, as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills, CA (outside Los Angeles), Chicago and Detroit.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of 112 screens per representative. Their responsibility is to sell cinema advertising to local clients as well as larger regional advertisers. During 2016, approximately 72% of the compensation for local sales staff was based on an individual sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. As of December 29, 2016, we had 202 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

We market our advertising products through our marketing group located primarily in our New York City sales office. We aggressively market and sell directly to clients as well as advertising agencies, including our participation in the television upfront advertising selling process (the “Upfront”), which is launched each year with a presentation to clients and advertising agencies in New York City during the main TV Upfront week. Based on the success of our Upfront efforts, we believe that we are capturing additional market share from traditional advertising media platforms such as broadcast and cable television. We also believe that enhanced research regarding cinema advertising and expanded analytics about our network has aided our sales efforts by providing our customers with compelling statistical evidence of the superiority of our cinema advertising products relative to other advertising mediums based on metrics such as brand recognition, message recall, and likeability which can enable them to target their customers. Our research team conducts our own proprietary studies, and we also commission third-party market research to assist our sales team. We also promote our advertising products through public relations, social media and advertising in national trade publications. As of December 29, 2016, this team had 34 personnel based primarily in New York that focus on the marketing, research, public relations and corporate development aspects of our business.

Our media and creative services department, based primarily in our Centennial, CO headquarters, uses state-of-the-art proprietary and non-proprietary technologies and practices to ensure the highest possible cinematic image and sound quality for our FirstLook pre-show and LEN programming distributed over our network. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, or as part of their advertising commitment, including audio enhancements, color correction and noise reduction. We believe that our expertise in creating and optimizing content for cinema playback within our FirstLook pre-show has been instrumental in our ability to provide a better experience for movie audiences, as well as enhances our ability to attract and retain our on-screen advertising clients and build and retain relationships with network affiliates. For national clients, our expertise in cinematic production and our ability to tailor advertisements developed for television, online or mobile to the high-definition cinema playback format required for the big screen allows our media team to use existing advertising creative, making it easier to add cinema to their media mix. For local clients, our ability to serve as a creative agency and develop full sight, sound and motion high-definition cinema advertisements to meet their needs and budget reduces a significant barrier to entry for smaller businesses. During

2016, we produced and performed post-production services for approximately 41% of the local advertisements that played across our network. The founding members also engage us for the production of their on-screen concession product advertisements and policy trailers. As of December 29, 2016, we had 59 personnel that focused on the media, production and creative services aspects of our business.

Operations and Planning—As of December 29, 2016, we had 109 personnel based primarily in our Centennial, CO headquarters that focused on the sales operations, planning and network operations aspects of our business.

Enterprise Information Systems, Finance, Legal, People & Organization, Affiliate Partnerships and Administration—As of December 29, 2016, we had 160 personnel based primarily in our Centennial, CO headquarters that focused on the Enterprise Information Systems, Finance, Legal, People & Organization (human resources), Affiliate Partnerships and Administration aspects of our business.

Competition

Our advertising business competes in the estimated $191 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional media, in particular television where consumers can skip advertisements through DVRs and other new digital technology, to newer and more targeted forms of media.

Our advertising business also competes with many other providers of cinema advertising, which vary substantially in size. As the largest cinema advertising network in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to reach an engaged movie audience on both a national and local level that allow us to better compete for premium video dollars in the larger advertising marketplace.

Competitive Strengths

We believe that several strengths position us well to compete in an increasingly fragmented media landscape.

Superior National Advertising Network

We believe that our cinema advertising network is an attractive option for marketers on both a national and local level, and delivers measurable results for our clients that are comparable, and indeed superior, to the television, online and mobile, or other video advertising networks that we compete against in the marketplace.

Extensive National Market Coverage—Our contractual agreements with our founding members and network affiliates provide long-term exclusive access (subject to limited exceptions) to sell cinema advertising across the largest network of digitally-equipped theaters in the U.S. This allows us to offer advertisers the broad reach and national scale that they need in an increasingly fragmented media marketplace.

As of December 29, 2016:

•

Our advertising network consisted of 20,548 screens (17,022 operated by our founding members) located in 1,622 theaters (1,274 operated by the founding members) in 48 states and the District of Columbia, including each of the top 25 and 50 DMAs®, and 189 DMAs® in total;

•

Approximately 73% of our screens (77% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (37% of our attendance) were located within the top 10 U.S. DMAs®. Theaters within our network represented approximately 70%, 68%, and 66% of the total theater attendance in theaters that present advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 63% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis;

•

Our total annual network theater attendance was approximately 688.8 million (586.2 million from our founding members), which decreased 0.8% compared to 2015.  Our network of modern theaters represented approximately 57% of the total U.S. theater attendance, with some of the most highly attended theaters in the industry, as measured by screens per location and attendance per screen;

•

The average screens per theater in our network was 12.7 screens, 1.8 times the U.S. theater industry average, and the aggregate annual attendance per screen of theaters included in our network during 2016 was 33,523, versus the U.S. theater industry average attendance per indoor screen of 32,893, using metrics reported by the National Association of Theatre Owners (“NATO”).

Scalable, State-of-the-Art Digital Content Distribution Technology—Our use of the combination of satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. We have also focused our efforts on shortening lead times through our Turbo initiative to accelerate the delivery time of media from proposal to on-screen across our network of movie theaters nationwide. While we had been able to offer this to national clients previously, this has also allowed us to shorten the lead-times for local and regional advertisers to run their ads in the FirstLook pre-show to less than 72 hours from proposal to delivery of the ad on screen (comparable to TV), which is a significant improvement over the cinema industry’s traditional turn-around time frame and gives businesses that rely on time-sensitive promotional advertising strategies, such as car dealerships, retail stores and Quick Service Restaurants (“QSR”), the opportunity to take advantage of the power of cinema.

This scalability of our distribution technology has allowed us to expand our cinema advertising network with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theaters from the founding members, our existing network affiliate relationships and the addition of new network affiliates.

Millennials, Content and Data

We believe that the Millennial audiences (age 18-34) in our network of theaters, the premium content of Hollywood films and our FirstLook pre-show, and the advances we have made in cinema advertising data all give us a competitive advantage in the media marketplace.

Access to a Highly Attractive, Engaged Audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent, and educated moviegoers. According to Nielsen Cinema Audience Reports for 2016, 54% of the NCM LLC audience were between the ages of 12-34 and our Millennial movie-going audience (age 18-34) grew over 16% in 2015, compared to 2014 and was up 4% in 2016.  Further, 38% of NCM LLC moviegoers have a household income greater than $100,000 (versus 28% of the general population) and 37% have received a Bachelor’s degree or higher (versus 29% of the general population) according to the 2016 Doublebase GfK MRI Study.

Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with the advertising and entertainment content that they view in our distraction-free theater environment. According to industry research, cinema advertising has significantly higher recall rates than advertising shown on television. And, cinema is one of the few advertising mediums where the ability to skip or turn off the marketing messages is limited.

Innovative, Branded Pre-Feature Content—The film content created by Hollywood studios is considered by many to be the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that our entertainment and advertising pre-feature program, FirstLook, provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and more impact for the advertiser. Because we offer local and national “pods” within our FirstLook pre-show, we are consistent with the placement of ads on television networks, which allows us to be more easily integrated into traditional sight-sound-and-motion media buys.

Superior Audience Measurability and Targeting—As with many other advertising mediums, we are measured by third-party research companies, such as Nielsen Holdings PLC, that provide us with the percentage of the total attendance in their seats at various times during our FirstLook pre-show. What differentiates us from other advertising mediums, however, is that we also receive monthly attendance information by film, by rating and by screen for all of the founding member theaters and the theaters operated by our network affiliates, which allows us to report the actual audience size for each showing of a film, including our FirstLook pre-show. We believe that the ability to provide this level of detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.

During 2016, we continued to invest in our inventory management systems to expand our ability to target audiences by film genre. Our Cinema Audience Targeting Optimizer (“CATO”) now allows advertisers to go beyond targeting by the Motion Picture Association of America (“MPAA”) rating (G/PG, PG13 and R) to build media schedules at the film and genre level, more effectively targeting a brand’s key audience by matching it to the movie titles and/or genres that can best deliver that audience in a given campaign schedule.

In 2016, we also began the development of our cloud-based Data Management Platform (“DMP”) which we believe will allow us to provide even more robust campaign data and analytics to our clients. To further enhance the connection between brands and movie audiences, we will also be filtering media schedules through our new DMP – the first of its kind in the cinema industry – which will allow us to offer transaction-based insights, better targeted campaigns and closed-loop return on investment.

Integrated Marketing Products

Our ability to bundle our on-screen advertising opportunities with integrated lobby, online and mobile marketing products allow us to offer advertisers multiple touchpoints to reach movie audiences before, during and after the film to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging relationship with the consumer that is not available with broadcast or cable television or traditional display advertising.

Contractual Theater Circuit Partner and Advertiser Relationships

Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive multi-year contractual relationships with our content partners and PSA sponsors, as well as our agreements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 30% of our total revenue for the year ended December 29, 2016. In addition, our participation in the annual advertising Upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 49% to 52% over the last five years.  (Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and the reconciliation to operating income.)  In addition, the founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theaters including the recent deployment of the newer and higher quality digital cinema equipment. Due to the network equipment investments made by the founding members and network affiliates (in some cases through the DCIP digital cinema implementation joint venture) in new and acquired theaters and the requirements in the ESAs for the founding members to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theaters expands.

Our capital expenditures have ranged from approximately 2% to 3% of revenues over the last five years. For the year ended December 29, 2016, our capital expenditures were $13.3 million, of which only $1.1 million primarily related to investments in network equipment to add new network affiliate theaters. We believe our expected level of Adjusted OIBDA and capital expenditures should provide us with the strategic and financial flexibility to pursue the further expansion of our national theater network, invest in other growth opportunities and continue to make dividend payments to our stockholders.

Our Strategy

We are continuing to pursue a growth strategy that involves growing our network affiliate partnerships, growing on-screen revenue, expanding digital product offerings, ensuring that we are the first choice for our customers, developing our people and capabilities, and allocating resources to strategy.

Grow the Business

We intend to focus on growing our business in the following strategic ways.

Grow Affiliate Partnerships—Our relationships with our exhibitors are a key and renewed focus of our business. In 2016, we created a new Affiliate Partnership team dedicated to serving the needs of our founding member theater circuits and our more than 40 network affiliates nationwide. We continuously seek to expand our theater circuit customer base and add new network affiliate partners to our network that will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers. It is also important to note that, under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Since NCM Inc.’s February 2007 IPO, the founding members have added approximately 4,000 net new screens and 38 network affiliates have been added to our network with approximately 2,600 screens. During 2016, we added 187 net screens from the founding members and network affiliates and thus far in 2017 we have entered into contracts to add new affiliates with 370 screens. We expect this expansion to continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums, which will allow our exhibitor customers to maximize the advertising value of their audiences.

Grow On-Screen Revenue—We plan to continue our successful strategy of selling our inventory like premium video in the larger advertising marketplace, once again utilizing the annual television upfront selling process to maximize our use of inventory. This Upfront strategy has yielded positive results over the past five years, and we believe that the increased market awareness among media buyers and clients raises our credibility as a medium and allows us to gain upfront commitments traditionally made exclusively to cable and broadcast television networks, and more recently online and mobile networks. Further, we believe it will help to increase our share of video advertising spending by increasing the number of clients and client industries that buy our network. Over time, this greater shift toward more Upfront commitments allows us to bundle several flights throughout the year and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.

At our fifth annual Upfront presentation in May of 2016 during the TV Upfront week, we announced several initiatives for better data-enhanced targeting, including CATO, which allows advertisers to go beyond targeting by MPAA rating to build media schedules at the film and genre level, and our new DMP – the first of its kind in the cinema industry – which will allow us to offer transaction-based insights, better targeted campaigns, and closed-loop return on investment.  We believe that these enhanced targeting capabilities will help to attract and retain a larger and more diverse range of advertising clients and thus grow our revenue.

We also intend to increase our market share of local and regional advertising spending by aggressively pursuing further integration into agency planning and buying tools, such as our relationship with STRATA, a leader in media buying and selling software, which allowed agencies to buy cinema advertising in the National Spot marketplace for the first time in 2016. By making NCM an option in this and other industrywide and in-house agency planning and buying systems, we believe we can remove barriers to entry by incorporating cinema into media plans and tapping into new pools of advertising dollars. We also plan to introduce additional ways to optimize our regional inventory into our regional sales process, including expanding national, and instituting dynamic pricing that is responsive to week-to-week market demand and inventory availability on a regional level as we have successfully done on a national level.

Collect and Leverage Movie Audience Data—We intend to continue to secure additional data partnerships that will allow us to collect and leverage movie audience data to enhance the attractiveness of our cinema advertising products to advertisers. In addition, we plan to enhance and expand our digital marketing products beyond our Cinema Accelerator product, which identifies moviegoers’ mobile devices as they enter a theater, and re-engages them with a brand’s messages wherever they are consuming content — on mobile devices, social media, or online.

Reinvent the Lobby—As our founding member and network affiliate theater circuit partners continue to reinvent their lobby business, we plan to work with them and follow their lead to leverage technology partnerships and stabilize other lobby inventory to make the lobby a better source of advertising revenue for both our advertising customers and our circuit partners.

Be the First Choice for Customers

Our approach is to always strive to be the first choice for our customers, including our advertising and agency customers, our exhibitors, and movie studios. By offering innovative on-screen, in-lobby and digital cinema advertising solutions to connect brands to unique, engaged and valuable young adult audiences at scale, we believe we can offer our advertiser and agency customers a valuable and effective marketing option that cannot be duplicated in any other medium. As the first choice for our customers, we can continue to expand our advertising client base and increase our market share of U.S. advertising spending. Our national sales team was successful in adding 34 clients in 2016 that were first time clients or had not advertised with us since our IPO.  These new clients added in 2016 included companies in the apparel, beer, cable TV, computer hardware, department store, financial products and services, fitness, home audio equipment, home product, hotels and resorts, internet site, movie studio, personal care product, prepared food, family restaurant, supermarket, telecommunication hardware, tourism, toy and video game industries. Despite this growth, we believe there are still thousands of potential clients that currently advertise on other mediums such as television but have yet to advertise on our network. These strategies are designed to expand our relationships with existing advertising clients and broaden our advertising client base in new and existing client industries.

Develop People and Capabilities

Our success is tied to the quality of our management and staff.  In order to ensure that we retain and attract high quality personnel, we seek to foster and maintain a culture that focuses on teamwork, personal growth, inclusion and diversity. We will continue to make meaningful investments in internal and external training programs for our management and staff to ensure that our personnel have, or build, the skillsets necessary to support our evolution and growth objectives. We have also adopted a succession plan that includes short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us.

Resources to Strategy

We will continue to assess and eliminate off-target resources for a strategic focus on the future of NCM. We will be allocating resources to continuity and growth, with a focus from our staff on financial responsibility with company resources.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from the founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements exclusively, except for improvements that were developed jointly by us and the founding members.

We have secured U.S. trademark registrations for NCM, National CineMedia, NCM Media Networks, and Movie Night Out.  It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theater industry attendance levels.  Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2014, 2015 and 2016.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2014	17.8%	25.4%	25.6%	31.2%
FY 2015	17.2%	27.2%	25.0%	30.6%
FY 2016	17.0%	25.8%	25.4%	31.8%

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

Risks Related to Our Business and Industry

Significant declines in theater attendance or viewership of our FirstLook pre-show could reduce the attractiveness of cinema advertising and could reduce our revenue

Our business is affected by the level of attendance at our founding members’ theaters and to a lesser extent our network affiliates, who operate in a highly competitive industry whose attendance is reliant on the presence of motion pictures that attract audiences. Over the last 20 years, theater attendance has fluctuated from year to year but on average has remained relatively flat at an aggregate annual growth rate of less than 0.5%. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Further, the value of our national on-screen advertising and to a lesser extent our local and regional advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the FirstLook pre-show. Factors that could reduce attendance at our network theaters or viewership of our FirstLook pre-show include the following:

•

If our network theater circuits cannot compete with other out-of-home entertainment due to an increase in the use of alternative film delivery methods (and the shortening of the “release window” between the release of major motion pictures to the alternative delivery methods), including network, syndicated cable and satellite television and DVDs, as well as video-on-demand, pay-per-view services, video streaming and downloads via the Internet;

•

theater circuits in our network continue to renovate auditoriums in certain of their theaters to install new larger, more comfortable seating, which reduces the number of seats in a theater auditorium.  This renovation has been viewed favorably by patrons and many theater circuits have noted an intent to continue such renovations;

•

many theater circuits in NCM LLC’s network offer reserved seating (utilized in approximately 19% of our network as of December 29, 2016), often in the newly renovated theaters described above, which allows patrons to reserve a seat which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view the FirstLook pre-show;

•

changes in theater operating policies and patron amenities, including the number and length of trailers for upcoming films that are played prior to the start of the feature film, which if the length of trailers increases, it could result in the FirstLook pre-show starting further out from the show time of the film;

•	any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production industry;
•

the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment;

•	if the theaters in our network fail to maintain their theaters and provide amenities that consumers prefer;
•	if studios begin to reduce the number of feature films produced and their investments in those films or reduce the investments made to market those films;
•

if future theater attendance declines significantly over an extended time period, one or more of the founding members or network affiliates may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades; and

•

NCM LLC’s network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors.

Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who view our advertising and pre-feature show.

Our plans for developing additional revenue opportunities may not be implemented and may not be achieved

We are considering potential opportunities for revenue growth, which we describe in “Business—Our Strategy.”  The development of our online and mobile advertising network and mobile apps, as well as, collecting and leveraging movie audience data, and the integration of these marketing products with our core on-screen and theater lobby production is at an early stage and is under increasing competitive pressure from many online and mobile networks and others, and may not deliver the future benefits that we are expecting.  Should these offerings not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services.

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

Our business and operations have experienced growth, and we may be unable to effectively manage or continue the growth of our network and advertising inventory

We have experienced, and may continue to experience, growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer, which could negatively affect our brand and our relationships with our current advertising clients. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management and the success of the organization. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients.  To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our systems.  These enhancements and improvements could require an additional allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner, our ability to manage our limited advertising inventory, create improved audience targeting capabilities for our clients and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues. Further, the amount of inventory we have to sell is limited by the length of the FirstLook pre-show and in order to maintain growth we will need to expand the number of theaters and screens in our network. If we are unable to maintain the size of our network, or grow our network, our revenue and operating results could be adversely impacted.

If we do not continue to upgrade our technology, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theater advertising network and proposal and inventory control, audience targeting and other management systems could limit our ability to offer our clients innovative unique, integrated and targeted marketing products, which could limit our future revenue growth. New advertising platforms such as online and mobile networks, and traditional mediums including television networks are beginning to use new digital technology to reach a broader audience with more targeted marketing products, and failure by us to upgrade our technology could hurt our ability to compete with those companies.  Under the ESAs, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that our founding members upgrade the equipment or software installed in their theaters, but we must negotiate with our founding members as to the terms of such upgrade, including cost sharing terms, if any. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results.  Over the last several years, we have been upgrading our proposal and inventory control systems, and developing enhancements to these systems that will allow us to target theater audiences more effectively.  The failure or delay in implementation of such upgrades or problems with the integration with our other systems and software could slow or prevent the growth of our business in the future.  In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software could slow or prevent the growth of our business.

Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition

The financial markets have experienced in the not so distant past extreme disruption and volatility and certain parts of the world-wide economy remain fragile. A future decline in consumer confidence in the U.S. may lead to decreased demand for our services or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected.  These challenging economic conditions also may result in:

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

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, PSAs and our founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with eight content partners, seven of which expire in 2017 and one in 2018. None of these companies individually accounted for over 10% of our total revenue during the year ended December 29, 2016. However, the agreements with the content partners, PSAs and beverage advertising with our founding members in aggregate accounted for approximately 30%, 30% and 34% of our total revenue during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In August 2015, our former Chief Executive Officer announced his resignation and, following a defined search process conducted by our Board of Directors, a new Chief Executive Officer was appointed in January 2016.  We also appointed a Chief Financial Officer in August 2016 following a defined search process by our Board of Directors. Our Chief Financial Officer position was previously split between our Interim Co-Chief Financial Officers. If other critical members of our senior management team or other employees with special skills leave, we might not be able to find qualified internal or external replacements; accordingly, the loss of critical members of our senior management team and key employees could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Changes in the ESAs with, or lack of support by, our founding members could adversely affect our revenue, growth and profitability

The ESAs with our founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. Our founding members’ theaters represent approximately 83% of the screens and approximately 85% of the attendance in our network as of December 29, 2016. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the continuing cooperation, investment and support of our founding members, the absence of which could adversely affect us. Pursuant to the ESAs, our founding members must make investments to replace digital network equipment within their theaters and equip newly constructed theaters with digital network equipment. If our founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline.

If the non-competition provisions of the ESAs are deemed unenforceable, our founding members could compete against us and our business could be adversely affected

With certain limited exceptions, each of the ESAs prohibits the applicable founding member from engaging in any of the business activities that we provide in the founding member’s theaters under the amended ESAs, and from owning interests in other entities that compete with us. These provisions are intended to prevent the founding members from harming our business by providing cinema advertising services directly to their theaters or by entering into agreements with third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:

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

If one of our founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable

Each of our founding members currently has a significant amount of indebtedness, which is rated below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy including United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theaters under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should the founding member seek to sell or otherwise dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising).  These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience.  The use of LEN or lobby promotions by our founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4% of our total advertising revenue for the year ended December 29, 2016. The founding members do not have the right to use their movie screens (including the FirstLook pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.

Our founding members also have the right to install a second network of video monitors in the theater lobbies in excess of those required to be installed for the LEN. This additional lobby video network, which we refer to as our founding members’ lobby network, may be used by the founding members to promote products or services related to operating the theaters, such as concessions and loyalty programs. The presence of our founding members’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

Our founding members and our network affiliates are subject to substantial government regulation, which could slow their future growth of locations and screens and in turn slow our growth prospects.

Our founding members and our network affiliates are subject to various federal, state and local laws, regulations and administrative practices affecting their movie theater business, including provisions regulating antitrust, health and sanitation standards, access for those with disabilities, environmental, and licensing. Some of these laws and regulations also apply directly to us.  Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our founding members, our network affiliates’ and our respective businesses.  For example, to the extent that antitrust laws, regulation and enforcement policy restrict the ability of the founding members or the network affiliates to acquire additional theaters, it may slow the future growth of those founding members or network affiliates and in turn the growth of our network.

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

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theater, online, and mobile services, including the websites we operate at ncm.com, movienightout.com and firstlookonline.com, our mobile app Movie Night Out®, and the features and functionality, content, and software we make available through those websites and app.  We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theater, online, and mobile services.  We may discover that our business or the technology we use to provide our in-theater, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others.  In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theater, online or mobile services may expose us to liability

Our in-theater, online, and mobile services facilitate the distribution of content.  This content includes advertising-related content, as well as, movie and television content, music and other media, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

The user information we collect and maintain through our online and mobile services may expose us to liability

In order to take advantage of some of the online and mobile services we provide, users are required to establish an account on one of our websites. As a result, we will collect and maintain personal identifying information about those users. We also collect and maintain personal identifying information about users who view certain advertising displayed through our online and mobile services. The collection and use of personal identifiable information is governed by federal and state privacy, information security and consumer protection-related laws and regulations. These laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to interact with users of our online and mobile services. Our collection and use of personal identifying information regarding users of our online and mobile services could result in legal liability. For example, the failure, or perceived failure, to comply with federal or state privacy information security or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. If an actual or perceived breach of our data occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose users of these services and the associated benefits from gathering such user data.

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

Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable

A weak advertising market or the shift in spending of a major client from one quarter to another, the performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters.

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

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, which would increase the risks associated with our level of debt

The agreements relating to our debt, including the Notes due 2022, Notes due 2026 and the senior secured credit facility, limit but do not prohibit our ability to incur additional debt. Accordingly, we could incur additional debt in the future, including additional debt under the senior secured credit facility, additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “—Our substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.

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

Pursuant to a director designation agreement, so long as a founding member owns at least 5% of our issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to NCM, Inc.’s Board of Directors who will be voted upon by NCM, Inc.’s stockholders. One such designee by each founding member must meet the independence requirements of the stock exchange on which NCM, Inc.’s common stock is listed. If, at any time, any founding member owns less than 5% of our then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation.

If any director designee to NCM, Inc.’s board designated by our founding members is not appointed to NCM, Inc.’s board, nominated by NCM, Inc. or elected by NCM, Inc.’s stockholders, as applicable, then each of our founding members (so long as such founding member continues to own at least 5% of our issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.

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

Different interests among our founding members or between our founding members and us could prevent us from achieving our business goals

For the foreseeable future, we expect that NCM, Inc.’s Board of Directors will include directors and certain executive officers of our founding members and other directors who may have commercial or other relationships with our founding members. The majority of our outstanding membership interests also are owned by our founding members. Our founding members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict with those of the other founding members. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among our founding members.

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

The corporate opportunity provisions in NCM, Inc.’s certificate of incorporation could enable the founding members to benefit from corporate opportunities that might otherwise be available to us

NCM, Inc.’s amended and restated certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both our founding members and us. It provides that if a corporate opportunity is offered to us, NCM, Inc. or one or more of the officers, directors or stockholders (both direct and indirect) of NCM, Inc. or a member of NCM LLC that relates to the provision of services to motion picture theaters, use of theaters for any purpose, sale of advertising and promotional services in and around theaters and any other business related to the motion picture theater business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of NCM, Inc.’s officers in his capacity as an officer), no such person shall be liable to NCM, Inc. (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 29, 2016.  We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	82,721 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,971 sq. ft.
New York, NY (3)	Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,989 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.
Detroit, MI (7)	Advertising Sales Office	200 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2017.

(3)	This facility is leased through April 30, 2017. A new property in New York, NY (21,892 sq. ft.) will be leased beginning March 1, 2017 through April 30, 2032.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through September 30, 2022.
(6)	This facility is leased through July 31, 2019.
(7)	This facility is leased through March 22, 2017.

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

The following table sets forth the distribution declared per common membership unit attributable to the periods indicated.

Fiscal 2016
Distribution
First Quarter (January 1, 2016 – March 31, 2016)	$0.01
Second Quarter (April 1, 2016 – June 30, 2016)	$0.11
Third Quarter (July 1, 2016 – September 29, 2016)	$0.33
Fourth Quarter (September 30, 2016 – December 29, 2016)	$0.52

Fiscal 2015
Distribution
First Quarter (January 2, 2015 – April 2, 2015)	$—
Second Quarter (April 3, 2015 – July 2, 2015)	$0.35
Third Quarter (July 3, 2015 – October 1, 2015)	$0.35
Fourth Quarter (October 2, 2015 – December 31, 2015)	$0.43

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

On December 21, 2015, NCM LLC received a Notice of Redemption from AMC, and NCM, Inc.’s Board of Directors authorized the exchange of 200,000 units for 200,000 shares of NCM, Inc. common stock.  In connection with delivering the Notice of Redemption, AMC surrendered common membership units to NCM LLC for cancellation and NCM, Inc. contributed shares of its common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by AMC.  NCM LLC distributed the shares of NCM, Inc.’s common stock to AMC to complete the redemption on December 30, 2015.  The issuance of shares in this redemption was exempt from registration as the transaction by NCM, Inc. did not involve a public offering.  As of December 29, 2016, these shares had not been sold and AMC owned 200,000 shares of NCM, Inc. common stock.

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

The results of operations data for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 and the balance sheet data as of December 29, 2016 and December 31, 2015 are derived from the audited financial statements of NCM LLC included elsewhere in this document. The results of operations data for the years ended December 26, 2013 and December 27, 2012 and the balance sheet data as of January 1, 2015, December 26, 2013 and December 27, 2012 are derived from the audited financial statements of NCM LLC.

Results of Operations Data	Years Ended

($ in millions)	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012
REVENUE:
Advertising	$447.6	$446.5	$394.0	$426.3	$409.5
Fathom Events	—	—	—	36.5	39.3
Total	447.6	446.5	394.0	462.8	448.8
OPERATING EXPENSES:
Advertising operating costs	30.0	30.8	26.4	29.0	31.3
Fathom Events operating costs	—	—	—	25.5	29.0
Network costs	17.1	17.8	18.3	18.7	18.9
Theater access fees—founding members	75.1	72.5	70.6	69.4	64.5
Selling and marketing costs	72.8	72.3	57.6	61.5	60.5
Merger termination fee and related merger costs	—	41.8	—	—	—
Administrative and other costs	23.6	21.4	19.3	20.1	20.3
Administrative fee – managing member	20.2	17.2	10.2	10.0	12.1
Depreciation and amortization	35.8	32.2	32.4	26.6	20.4
Total	274.6	306.0	234.8	260.8	257.0
OPERATING INCOME	173.0	140.5	159.2	202.0	191.8
NON-OPERATING EXPENSES	63.5	52.9	62.1	38.4	90.2
INCOME BEFORE INCOME TAXES	109.5	87.6	97.1	163.6	101.6
Provision for income taxes	0.2	0.1	0.8	0.7	0.6
NET INCOME	$109.3	$87.5	$96.3	$162.9	$101.0

Other Financial and Operating Data	Years Ended
(in millions, except cash distributions declared per common unit and screen data)	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012
OIBDA (1)	$208.8	$172.7	$191.6	$228.6	$212.2
Adjusted OIBDA (1)	$230.7	$229.9	$199.3	$234.5	$221.2
Adjusted OIBDA margin (1)	51.5%	51.5%	50.6%	50.7%	49.3%
Capital expenditures	$13.3	$13.0	$8.8	$10.6	$10.4
Founding member screens at period end (2) (6)	17,022	16,981	16,497	16,562	15,528
Total screens at period end (3) (6)	20,548	20,361	20,109	19,878	19,359
DCN screens at period end (4) (6)	20,080	19,760	19,251	19,054	18,491
Total attendance for period (5) (6)	688.8	694.7	688.2	699.2	690.4
Cash distributions declared per common unit attributable to the period	$0.97	$1.13	$1.14	$1.56	$1.34

	As of
Balance Sheet Data (in millions)	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012
Cash and cash equivalents	$10.7	$3.0	$10.2	$13.3	$10.4
Receivables, net	160.5	148.9	116.5	120.4	98.5
Property and equipment, net	29.6	25.1	22.4	25.6	25.7
Total assets (7)	788.6	782.6	681.1	699.2	437.4
Borrowings, gross	935.0	936.0	892.0	890.0	879.0
Equity/(deficit)	(256.9)	(266.5)	(317.4)	(299.2)	(524.2)
Total liabilities and equity (7)	788.6	782.6	681.1	699.2	437.4

Notes to the Selected Historical Financial and Operating Data

(1)

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. OIBDA represents operating income before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs, the merger termination fee and related merger costs and Chief Executive Officer transition costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the terminated merger with Screenvision, LLC (“Screenvision”), or costs associated with the resignation of the Company’s former Chief Executive Officer. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement. OIBDA and Adjusted OIBDA do not reflect integration payments as integration payments are recorded as a reduction to intangible assets.  Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to our members.  During the years ended December 29, 2016, December 31, 2015, January 1, 2015, December 26, 2013 and December 27, 2012, the Company recorded integration payments of $2.6 million, $2.7 million, $2.2 million, $2.8 million and $0.0 million, respectively, from our founding members.

(2)	Represents the total number of screens within our advertising network operated by our founding members.
(3)	Represents the total screens within our advertising network.
(4)	Represents the total number of screens that are connected to the DCN.
(5)	Represents the total attendance within our advertising network.
(6)

Excludes screens and attendance associated with certain Cinemark Rave and AMC Rave theaters for all periods presented.  Refer to Note 3 to the audited financial statements included elsewhere in this document.

(7)

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and Accounting Standards Update 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), on a retrospective basis, which provide guidance for simplifying the presentation of debt issuance costs. In connection with the adoption of ASU 2015-03 and ASU 2015-15, we reclassified net deferred financing costs related to our term loans, secured and unsecured notes in the Balance Sheet as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to our revolving credit facility remained an asset in the Balance Sheet. The amounts presented above for total assets and total liabilities and equity reflect this reclassification as of December 29, 2016 and December 31, 2015. Amounts presented as of January 1, 2015, December 26, 2013 and December 27, 2012 do not reflect the reclassification. If adjusted, the reclassification for ASU 2015-03 and ASU 2015-15 would reduce both total assets and total liabilities and equity shown above by $12.7 million, $14.8 million and $14.6 million as of January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013	Dec. 27, 2012
Operating income	$173.0	$140.5	$159.2	$202.0	$191.8
Depreciation and amortization	35.8	32.2	32.4	26.6	20.4
OIBDA	$208.8	$172.7	$191.6	$228.6	$212.2
Share-based compensation costs (1)	18.3	14.8	7.7	5.9	9.0
Merger-related administrative costs (2)	—	41.8	—	—	—
CEO transition costs (3)	3.6	0.6	—	—	—
Adjusted OIBDA	$230.7	$229.9	$199.3	$234.5	$221.2
Total revenue	$447.6	$446.5	$394.0	$462.8	$448.8
Adjusted OIBDA margin	51.5%	51.5%	50.6%	50.7%	49.3%

(1)

Share-based payments costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying audited financial statements.  The amount of share-based compensation costs that were non-cash were approximately $10.9 million, $8.0 million, $4.6 million, $3.2 million and $4.3 million for the years ended December 29, 2016, December 31, 2015, January 1, 2015, December 26, 2013 and December 27, 2012, respectively.

(2)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(3)	Chief Executive Officer transition costs represent severance, consulting and related other costs.

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

Overview

We are America’s Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in FirstLook, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (over 20 years remaining as of December 29, 2016) and multi-year agreements with network affiliates, which expire at various dates between July 14, 2017 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 18.1 years as of December 29, 2016. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (90% digital cinema projectors and 10% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local advertising pricing (CPM), local and regional advertising rate per screen per week, local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision.  On November 3, 2014, the DOJ filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, NCM, Inc. announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

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

	Years Ended			% Change
($ in millions)	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	2015 to 2016	2014 to 2015
Revenue	$447.6	$446.5	$394.0	0.2%	13.3%
Operating expenses:
Advertising	173.9	173.6	154.6	0.2%	12.3%
Network, administrative and unallocated costs	100.7	90.6	80.2	11.1%	13.0%
Merger termination fee and related merger costs (1)	—	41.8	—	(100.0%)	100.0%
Total operating expenses	274.6	306.0	234.8	(10.3%)	30.3%
Operating income	173.0	140.5	159.2	23.1%	(11.7%)
Non-operating expenses	63.5	52.9	62.1	20.0%	(14.8%)
Income tax expense	0.2	0.1	0.8	100.0%	(87.5%)
Net income	$109.3	$87.5	$96.3	24.9%	(9.1%)

Adjusted OIBDA	$230.7	$229.9	$199.3	0.3%	15.4%
Adjusted OIBDA margin	51.5%	51.5%	50.6%	0.0%	0.9%
Total theater attendance (in millions) (2)	688.8	694.7	688.2	(0.8%)	0.9%

(1)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(2)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.  Refer to Note 3 to the audited financial statements included elsewhere in this document.

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

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2014 contained 53 weeks.  Fiscal years 2015 and 2016 contained 52 weeks.  Our 2017 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 29, 2016	2016
December 31, 2015	2015
January 1, 2015	2014

Results of Operations

Fiscal Years 2016 and 2015

Revenue. Total revenue increased $1.1 million, or 0.2%, from $446.5 million for the year ended December 31, 2015 to $447.6 million for the year ended December 29, 2016. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2015 to 2016
National advertising revenue	$311.9	$307.0	$4.9	1.6%
Local and regional advertising revenue	107.0	109.5	(2.5)	(2.3%)
Founding member advertising revenue from beverage concessionaire agreements	28.7	30.0	(1.3)	(4.3%)
Total revenue	$447.6	$446.5	$1.1	0.2%

The following table shows data on revenue per attendee for the years ended December 29, 2016 and December 31, 2015:

	Fiscal Year		% Change
	2016	2015	2015 to 2016
National advertising revenue per attendee	$0.453	$0.442	2.5%
Local and regional advertising revenue per attendee	$0.155	$0.158	(1.9%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.608	$0.600	1.3%
Total advertising revenue per attendee	$0.650	$0.643	1.1%
Total theater attendance (in millions) (1)	688.8	694.7	(0.8%)

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theaters for all periods presented.  Refer to Note 3 to the audited financial statements included elsewhere in this document.

National advertising revenue. The $4.9 million, or 1.6%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 9.6% increase in national advertising CPMs (excluding beverage) during the year ended December 29, 2016 compared to the year ended December 31, 2015 and a $5.4 million increase in online, mobile and other revenue not included in the inventory measured by impressions sold or by CPMs.  The increase in national advertising CPMs was due primarily to higher CPMs on upfront commitments year over year and to a lesser extent higher CPMs in the scatter market as well.  These increases to revenue were partially offset by an 8.2% decrease in impressions sold during the year ended December 29, 2016, compared to the year ended December 31, 2015. The decrease in impressions sold was due primarily to fewer impressions sold during the first half of 2016, compared to the first half of 2015.  The decrease in impressions sold resulted in a decrease in national inventory utilization, from 128.3% in 2015 to 118.4% in 2016 on a 0.8% decrease in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our FirstLook pre-show, which can be expanded, should market demand dictate.

Local and regional advertising revenue. The $2.5 million, or 2.3%, decrease in local and regional advertising revenue was driven by a decrease in revenue from contracts greater than $100,000, whereby they had a 6.9% decrease in contract volume and a 5.6% decrease in average contract value during 2016, compared to 2015. The decrease in revenue from contracts greater than $100,000 was driven by fewer contracts that were greater than $1 million. This was partially offset by revenue from contracts less than $100,000 which increased 2.5% in contract volume primarily related to the expansion of our salesforce and diversification of our client base.

Founding member beverage revenue. The $1.3 million, or 4.3%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was due to a decrease of $3.0 million related to one of the founding members reducing the length of its beverage advertising unit by 30 seconds beginning July 1, 2015, partially offset by a 5.7% increase in beverage revenue CPMs. The 2016 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses decreased $31.4 million, or 10.3%, from $306.0 million for the year ended December 31, 2015 to $274.6 million for the year ended December 29, 2016.  The following table shows the changes in operating expense for the year ended December 29, 2016 and December 31, 2015 (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2015 to 2016
Advertising operating costs	$30.0	$30.8	$(0.8)	(2.6%)
Network costs	17.1	17.8	(0.7)	(3.9%)
Theater access fees—founding members	75.1	72.5	2.6	3.6%
Selling and marketing costs	72.8	72.3	0.5	0.7%
Administrative and other costs	23.6	21.4	2.2	10.3%
Administrative fee—managing member	20.2	17.2	3.0	17.4%
Depreciation and amortization	35.8	32.2	3.6	11.2%
Total operating expenses before the merger termination fee and related merger costs	274.6	264.2	10.4	3.9%
Merger termination fee and related merger costs	—	41.8	(41.8)	100.0%
Total operating expenses	$274.6	$306.0	$(31.4)	(10.3%)

Advertising operating costs. Advertising operating costs decreased $0.8 million, or 2.6%, from $30.8 million for the year ended December 31, 2015 to $30.0 million for the year ended December 29, 2016. This decrease was primarily due to a $0.4 million decrease in personnel related expenses and $0.2 million lower on-screen production costs during year ended December 29, 2016, compared to the year ended December 31, 2015.

Network costs. Network costs decreased $0.7 million, or 3.9%, from $17.8 million for the year ended December 31, 2015 to $17.1 million for the year ended December 29, 2016 due primarily to a decrease of $0.5 million in network maintenance costs related to our DCN.

Theater access fees—founding members. Theater access fees increased $2.6 million, or 3.6%, from $72.5 million for the year ended December 31, 2015 to $75.1 million for the year ended December 29, 2016.  The increase was due to a $2.6 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment.  The $2.6 million increase in digital screen fees increased $1.5 million related to an annual 5% rate increase specified in the ESAs and $1.1 million from an increase in the number of founding member screens equipped with higher quality digital cinema equipment.  Theater access fees based upon founding member attendance remained consistent during 2016, compared to 2015 as founding member attendance remained flat year over year.

Selling and marketing costs. Selling and marketing costs increased $0.5 million, or 0.7%, from $72.3 million for the year ended December 31, 2015 to $72.8 million for the year ended December 29, 2016. This increase was primarily due to an increase of $0.9 million in online publisher expense related to higher online and mobile revenue, a $0.8 million increase in marketing research expenses and $0.7 million due to a non-cash impairment charge on an investment obtained in exchange for advertising services. These increases to selling and marketing costs were partially offset by a $1.7 million decrease in personnel related expenses due primarily to lower commission and bonus expense during the year ended December 29, 2016, compared to the year ended December 31, 2015.

Administrative and other costs.  Administrative and other costs increased $2.2 million, or 10.3%, from $21.4 million for the year ended December 31, 2015 to $23.6 million for the year ended December 29, 2016.  The increase was primarily due to a $1.2 million increase in personnel related expenses due primarily to higher non-cash share-based compensation expense partially offset by lower bonus expense, a $0.7 million increase in non-income based tax expense and $0.5 million of higher CEO transition costs related to consulting payments made to our former CEO.

Administrative fee – managing member. Administrative fee-managing member increased $3.0 million, or 17.4%, from $17.2 million for the year ended December 31, 2015 to $20.2 million for the year ended December 29, 2016 due primarily to a $2.5 million increase in CEO transition costs, which consisted primarily of severance costs to our former CEO.  Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $3.6 million, or 11.2%, from $32.2 million for the year ended December 31, 2015 to $35.8 million for the year ended December 29, 2016.  The increase was due to an increase in amortization expense of intangible assets related primarily to founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $41.8 million for the year ended December 31, 2015 due to the merger termination payment of approximately $26.8 million and approximately $15.0 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger.

Non-operating expenses.  Total non-operating expenses increased $10.6 million, or 20.0%, from $52.9 million for the year ended December 31, 2015 to $63.5 million for the year ended December 29, 2016.  The following table shows the changes in non-operating expense for the years ended December 29, 2016 and December 31, 2015 (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2015 to 2016
Interest on borrowings	$54.0	$52.2	$1.8	3.4%
Interest income	(0.9)	(1.1)	0.2	(18.2%)
Amortization of terminated derivatives	—	1.6	(1.6)	(100.0%)
Loss on early retirement of debt	10.4	—	10.4	100.0%
Other non-operating expense	—	0.2	(0.2)	(100.0%)
Total non-operating expenses	$63.5	$52.9	$10.6	20.0%

The increase in non-operating expense was due primarily to a $10.4 million loss on early retirement of debt recorded in the year ended December 29, 2016 as a result of the redemption of our Notes due 2021. The loss on early retirement of debt included an approximate $7.9 million redemption premium and the write-off of approximately $2.5 million in unamortized debt issuance costs. The interest on borrowings increased approximately $1.8 million in 2016 compared to 2015 due to the one-month period between the issuance of the Notes due 2026 in August 2016 and the redemption of the Notes due 2021 in September 2016, whereby interest was paid on both notes for one month, as well as, a higher LIBOR rate on our term loans during 2016 compared to 2015. These increases in non-operating expenses were partially offset by a $1.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net income. Net income increased $21.8 million from $87.5 million for the year ended December 31, 2015 to $109.3 million for the year ended December 29, 2016. The increase in net income was due to an increase in operating income of $32.5 million, as described above, partially offset by an increase of $10.6 million in non-operating expense and an increase in income tax expense of $0.1 million.

Fiscal Years 2015 and 2014

Revenue. Total revenue increased $52.5 million, or 13.3%, from $394.0 million for the year ended January 1, 2015 to $446.5 million for the year ended December 31, 2015. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2015	2014	2014 to 2015	2014 to 2015
National advertising revenue	$307.0	$255.9	$51.1	20.0%
Local and regional advertising revenue	109.5	99.7	9.8	9.8%
Founding member advertising revenue from beverage concessionaire agreements	30.0	38.4	(8.4)	(21.9%)
Total revenue	$446.5	$394.0	$52.5	13.3%

The following table shows data on revenue per attendee for the years ended December 31, 2015 and January 1, 2015 (in millions):

	Fiscal Year		% Change
	2015	2014	2014 to 2015
National advertising revenue per attendee	$0.442	$0.372	18.8%
Local and regional advertising revenue per attendee	$0.158	$0.145	9.0%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.600	$0.517	16.1%
Total advertising revenue per attendee	$0.643	$0.573	12.2%
Total theater attendance (in millions) (1)	694.7	688.2	0.9%

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theaters for all periods presented. Refer to Note 3 to the audited financial statements included elsewhere in this document.

National advertising revenue. The $51.1 million, or 20.0%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 14.2% increase in impressions sold during the year ended December 31, 2015, compared to the year ended January 1, 2015 and a 6.7% increase in national advertising CPMs (excluding beverage) during the year ended December 31, 2015, compared to the year ended January 1, 2015.  The increase in impressions sold was driven by an increase in national inventory utilization from 115.7% for the year ended January 1, 2015 to 128.3% for the year ended December 31, 2015, due to an expansion of our client base and increased spending by certain existing clients, related in part to the success of our strategy to compete in the national television Upfront marketplace.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our FirstLook pre-show, which can be expanded, should market demand dictate.  This increase in impressions sold was also driven by an increase in our network theater attendance of 0.9% related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network screens.  The increase in CPMs relates primarily to our successful Upfront sales campaign and strong scatter market.

Local and regional advertising revenue. The $9.8 million, or 9.8%, increase in local and regional advertising revenue was driven by an increase of $6.9 million, or 21.7%, in revenue from larger regional contracts (greater than $100,000).  The volume of contracts greater than $100,000 increased 33.9%, partially offset by a decrease of 9.1% in average contract value of contracts greater than $100,000.  The increase in volume of contracts greater than $100,000 was due to the stronger film release schedule and higher sales to agencies responsible for larger regional advertising budgets.  Revenue from local contracts under $100,000 increased 4.8% during the year ended December 31, 2015, compared to the year ended January 1, 2015.

Founding member beverage revenue. The $8.4 million, or 21.9%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs and a decrease of 0.4% in founding member attendance during the year ended December 31, 2015, compared to the year ended January 1, 2015.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  Founding member beverage revenue also decreased by $2.7 million due to one of the founding members reducing the length of the beverage advertising unit from 60 seconds to 30 seconds beginning July 1, 2015.  We have the right to sell the 30 second unit to other clients.

Operating expenses. Total operating expenses increased $29.4 million, or 12.5%, from $234.8 million for the year ended January 1, 2015 to $264.2 million for the year ended December 31, 2015.  The following table shows the changes in operating expense for the year ended December 31, 2015 and January 1, 2015 (in millions):

	Fiscal Year		$ Change	% Change
	2015	2014	2014 to 2015	2014 to 2015
Advertising operating costs	$30.8	$26.4	$4.4	16.7%
Network costs	17.8	18.3	(0.5)	(2.7%)
Theater access fees—founding members	72.5	70.6	1.9	2.7%
Selling and marketing costs	72.3	57.6	14.7	25.5%
Administrative and other costs	21.4	19.3	2.1	10.9%
Administrative fee—managing member	17.2	10.2	7.0	68.6%
Depreciation and amortization	32.2	32.4	(0.2)	(0.6%)
Total operating expenses before merger termination fee and related merger costs	264.2	234.8	29.4	12.5%
Merger termination fee and related merger costs	—	41.8	(41.8)	(100.0%)
Total operating expenses	$264.2	$234.8	$29.4	12.5%

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

Theater access fees—founding members. Theater access fees increased $1.9 million, or 2.7%, from $70.6 million for the year ended January 1, 2015 to $72.5 million for the year ended December 31, 2015.  The increase was due to a $2.0 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment.  These fees increased $1.3 million related to an annual 5% rate increase specified in the ESAs and $0.7 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.  This increase of $2.0 million was partially offset by a $0.1 million decrease in attendance related fees due to a 0.4% decrease in founding member attendance during the year ended December 31, 2015 compared to the year ended January 1, 2015.

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

Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 0.6%, from $32.4 million for the year ended January 1, 2015 to $32.2 million for the year ended December 31, 2015 due to lower depreciation expense as assets became fully depreciated, partially offset by an increase in amortization expense of intangible assets related to new affiliate agreements and the founding member common unit adjustments.

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

Non-operating expenses.  Total non-operating expenses decreased $9.2 million, or 14.8%, from $62.1 million for the year ended January 1, 2015 to $52.9 million for the year ended December 31, 2015.  The following table shows the changes in non-operating expense for the years ended December 31, 2015 and January 1, 2015 (in millions):

	Fiscal Year		$ Change	% Change
	2015	2014	2014 to 2015	2014 to 2015
Interest on borrowings	$52.2	$52.6	$(0.4)	(0.8%)
Interest income	(1.1)	(1.3)	0.2	NM
Amortization of terminated derivatives	1.6	10.0	(8.4)	(84.0%)
Other non-operating expense	0.2	0.8	(0.6)	(75.0%)
Total non-operating expenses	$52.9	$62.1	$(9.2)	(14.8%)

NM = Not meaningful.

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

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national, regional and local advertising markets, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. These changes include increased competition related to the expansion of online and mobile advertising platforms. Further, we could negatively be impacted by factors that could reduce the viewership of our FirstLook pre-show, such as the expansion of reserve seating, an increase in the number and length of trailers for upcoming films and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in FirstLook pre-show engagement ad upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums. We continue to participate in the Upfronts and believe that over time, a shift toward more upfront commitments, would allow us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter volatility. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase and we would need to rely on the scatter market to replace those commitments.

The net screens added to our network by our founding members and network affiliates during the year ended December 29, 2016 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 31, 2015	16,981	3,380	20,361
New affiliates (1)	—	38	38
Openings, net of closures	41	108	149
Balance as of December 29, 2016	17,022	3,526	20,548

(1)

During the year ended December 29, 2016, we added three net new affiliates with 232 screens, partially offset by the loss of a theater circuit that was acquired by a circuit not in our network, resulting in 194 screens being removed from our network.

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

In 2014, we experienced a decline of 16.4%, in national advertising CPMs (excluding beverage revenue) compared to the prior year due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client categories that traditionally buy their television advertising at lower CPMs.  After adjusting our pricing through 2014 to be more attractive to a broader number of potential clients, to compete more effectively with various forms of premium video advertising and reflect seasonal marketplace supply and demand characteristics, during 2015 and 2016, we experienced an increase of 6.7% and 9.6%, respectively, in national advertising CPMs (excluding beverage revenue).  We experience even more substantial volatility quarter-to-quarter. This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors. We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During the first six months of 2015, we sold 60 seconds to our founding members. Beginning July 1, 2015, one of our founding members reduced their beverage advertising from 60 seconds to 30 seconds. We have the right to sell the 30 second unit to other clients.  The other founding members’ current long-term contracts with their beverage suppliers require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to show time) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us, which in 2016 increased 10.2%.  Thus, the CPM on our beverage concessionaire revenue in 2017 will increase by 10.2%, compared to 2016.

In consideration for our access to founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN).  The payment per theater patron increases by 8% every five years, with the next increase taking effect for fiscal year 2017, and the payment per digital screen increases annually by 5%.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  Pursuant to ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems.  This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%.  As of December 29, 2016, 90% of our founding member network screens were showing advertising on digital cinema projectors.

Trends and Uncertainties Related to Liquidity and Financial Performance

During the past several years, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In August 2016 we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due 2021. The remaining proceeds, after the payment of fees and the redemption premium were used to pay down the balance on our revolving credit facility.  As a result of these financing transactions on our revolving credit facility and our senior notes, we extended the average maturities of our debt and as of December 29, 2016, the average remaining maturity of our debt is 5.7 years.  As of December 29, 2016, approximately 70% of our outstanding borrowings bear interest at fixed rates.  The remaining 30% of our outstanding borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 7 to the audited financial statements included elsewhere in this document.

Trends Related to Ownership in NCM LLC

In accordance with our Common Unit Adjustment Agreement with our founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year.  During the first quarter of 2016, we issued 1,416,515 common membership units to our founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to our network during 2015.  We recorded a net intangible asset of $21.1 million during the first quarter of 2016 as a result of the Common Unit Adjustment.

In December 2016, AMC completed its acquisition of a large motion picture exhibitor, Carmike Cinemas, Inc. (“Carmike”).  Following the acquisition, AMC retained Carmike’s ownership in another cinema advertising provider (Screenvision) and the long-term agreement with that provider to provide cinema advertising remains in effect.  In connection with the acquisition, AMC and the DOJ entered into a settlement regarding certain actions that AMC must take in order to complete the acquisition.  Among those, AMC is required to divest the majority of its equity interests in us, so that by June 20, 2019 it owns no more than 4.99% of our outstanding membership units. AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15% of our outstanding membership units, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of our outstanding membership units and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of our outstanding membership units. As required by the DOJ settlement, AMC also relinquished its governance rights in us, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors. As of December 29, 2016, AMC’s non-independent designee to the NCM, Inc. Board of Directors had resigned. Further, AMC is required to change the pre-show advertising provider for 24 identified theaters comprising 384 screens from NCM LLC to Screenvision or sell those theaters to a non-NCM network buyer. Seven of those 24 theaters either did not have a cinema advertising provider, they were already being sold by AMC or it was an encumbered theater that we were receiving integration payments for, such that 17 of the 24 theaters currently need to be transferred or sold. AMC is also required to divest 15 AMC or Carmike theaters covering 15 local markets. As of the date of this filing, we are not aware which of those 15 theaters will be in our network or if they would be sold to another founding member or network affiliate. These theater transfers or sales represent approximately 2% of our total network of theaters as of December 29, 2016.

Pursuant to NCM, Inc.’s Amended and Restated Certificate of Incorporation and NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, as amended, members of NCM LLC, other than NCM, Inc., may choose to have common membership units redeemed, and NCM, Inc. may elect to redeem through either a cash payment or the issuance of shares of its common stock on a one-for-one basis. Further, the sale of AMC theaters or transfer of advertising on those theaters, may require AMC to transfer and surrender, and NCM LLC to cancel, common membership units related to the theater dispositions.

Financial Condition and Liquidity

Liquidity

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as, available cash payments (as defined in the NCM LLC Operating Agreement) to our founding members and managing member, interest or principal payments on our term loan and the Notes due 2022 and Notes due 2026.

A summary of our financial liquidity is as follows (in millions):

	Years Ended			$ Change	$ Change
	December 29, 2016	December 31, 2015	January 1, 2015	2015 to 2016	2014 to 2015
Cash and cash equivalents	$10.7	$3.0	$10.2	$7.7	$(7.2)
Revolver availability (1)	158.8	69.0	113.0	89.8	(44.0)
Total liquidity	$169.5	$72.0	$123.2	$97.5	$(51.2)

(1)

The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  Our total capacity under the revolving credit facility was $175.0 million as of December 29, 2016 and $135.0 million as of December 31, 2015 and January 1, 2015.

We have generated and used cash as follows (in millions):

	Years Ended
	2016	2015	2014
Operating cash flow	$150.3	$107.5	$143.4
Investing cash flow	$(12.4)	$(11.1)	$(7.5)
Financing cash flow	$(130.2)	$(103.6)	$(139.0)

Cash Flows – Fiscal Years 2016 and 2015

Operating Activities.  The $42.8 million increase in cash provided by operating activities for the year ended December 29, 2016 compared to the year ended December 31, 2015 was due primarily to a $21.8 million increase in net income, as described further above, and an increase in the change in accounts receivable of $22.0 million related to higher collections in the period.

Investing Activities.  The $1.3 million increase in cash used in investing activities for the year ended December 29, 2016 compared to the year ended December 31, 2015 was due primarily to a decrease of approximately $1.4 million lower proceeds from notes receivable due to timing of the payments.

Financing Activities.  The $26.6 million increase in cash used in financing activities during the year ended December 29, 2016 compared to the year ended December 31, 2015 was due primarily to higher repayments, net of proceeds, under our revolving credit facility of $95.0 million, partially offset by $42.1 million of proceeds from the issuance of the Notes due 2026, net of the redemption of the Notes due 2021 and a decline of $32.1 in distributions paid to the founding members and managing member.

Cash Flows – Fiscal Years 2015 and 2014

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

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Refer to Note 7 to the audited Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2015 and 2016. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.).  The available cash distribution to the members of NCM LLC for the year ended December 29, 2016, net of the negative available cash generated in the first quarter of 2015 and netted against the second quarter of 2016 distribution, was approximately $61.8 million.

Capital Expenditures

Our Capital expenditures have typically been capitalized software development or upgrades for our DCS and advertising proposal and inventory management and audience targeting and data management systems being developed primarily by our programmers and outside consultants, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theaters when they are added to our network.  Capital expenditures for the year ended December 29, 2016 were $13.3 million (including $1.1 million associated with network affiliate additions) compared to $13.0 million (including $1.1 million associated with network affiliate additions) for the 2015 period.  The capital expenditures have typically been satisfied through cash flow from operations.  All capital expenditures related to the DCN within our founding members’ theaters have been made by our founding members under the ESAs.  We expect they will continue to be made by our founding members in accordance with the ESAs.

We expect to make approximately $15.0 million to $16.0 million of capital expenditures in fiscal 2017, primarily for upgrades to our DCS distribution and content management software and our other internal management systems, including our proposal, inventory and audience targeting and data management systems, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing.  We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, create more targeted buys and provide more robust campaign data for our advertising clients to help drive future growth.  Our capital expenditures will increase as we add additional network affiliates to our network.  We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.  The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

As of December 29, 2016, our senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, we entered into an incremental amendment of our senior secured credit facility whereby the revolving credit facility was increased by $40.0 million to $175.0 million. On June 18, 2014, we entered into an incremental amendment of our senior secured credit facility whereby the revolving credit facility was increased by $25.0 million to $135.0 million. In addition, on July 2, 2014, we entered into an amendment of our senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans.

On August 19, 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes. On September 19, 2016, we redeemed our $200.0 million 7.875% Senior Unsecured Notes at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest. On April 27, 2012, we completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. For further information, refer to Note 7 to the audited financial statements located elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which we were in compliance at December 29, 2016, including a consolidated net senior secured leverage ratio as of December 29, 2016 of 3.0 versus a covenant of 6.5 times for each quarterly period. We are permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and our subsidiary so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as our consolidated net senior secured leverage ratio is below 6.5 times and we are in compliance with our debt covenants. If there are limitations on the restricted payments, we may not declare or pay any dividends, make any payments on our account, set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for our obligations. When these restrictions are effective, we may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. We can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to our founding members.

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

Sensitivity Analysis.  As of December 29, 2016, our allowance for doubtful accounts was $6.3 million, or 3.8% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 29, 2016 would have affected net income by approximately $0.6 million.

Share-Based Compensation

Nature of Estimates Required.  NCM, Inc.’s 2016 Equity Incentive Plan and its 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plans”) are treated as equity plans under the provisions of Accounting Standards Codification ASC 718 – Compensation – Stock Compensation, and the determination of fair value of options, restricted stock and restricted stock units for accounting purposes requires that management make estimates and judgments. When stock options were granted prior to 2013, we used the Black-Scholes option pricing model to estimate the fair value of stock option grants, which was affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc.’s common stock on the date of grant. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over the requisite service period.  Certain of the restricted stock awards include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the measurement period.  Compensation expense is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgment.  We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest.  Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, for both stock options and restricted stock we estimate a forfeiture rate to reflect the potential separation of employees.

Assumptions and Approach Used.  In determining the value of stock options, we estimated an expected dividend yield based upon our expectation of the dividend that would be paid out on the underlying NCM, Inc. shares during the expected term of the option.  Expected volatility is based on NCM, Inc.’s historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price over a period of time commensurate with the expected term.  The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with a term commensurate with the award’s expected term.

For restricted stock with vesting contingent on the achievement of NCM, Inc.’s performance conditions, the amount of compensation expense is estimated based on the expected achievement of the performance condition.  This requires us to make estimates of the likelihood of the achievement of NCM, Inc.’s performance conditions, which is highly judgmental. We base our judgments as to the expected achievement of NCM, Inc.’s performance conditions based on the financial projections of NCM, Inc. that are used by management for business purposes, which represent our best estimate of expected NCM, Inc. performance. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of stock-based awards, we may be required to accelerate, increase or decrease any remaining, unrecognized stock-based compensation expense. To the extent that NCM, Inc. grants additional stock-based awards, compensation expense will increase in relation to the fair value of the additional grants. Compensation expense may be significantly impacted in the future to the extent our estimates differ from actual results. Further, we estimate a forfeiture rate of restricted stock based upon historical forfeitures. If future forfeitures differ significantly from our past experience our compensation expense may be significantly impacted.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, refer to the information provided under Note 1 to the audited financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, refer to the information provided under Note 6 to the audited financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet.  Refer to “—Contractual and Other Obligations” for further detail.  We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations as of December 29, 2016 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$—	$285.0	$—	$650.0	$935.0
Cash interest on borrowings (2)	50.0	103.2	78.3	76.1	307.6
Office leases	3.2	6.4	5.2	15.5	30.3
Network affiliate agreements (3)	11.5	15.4	10.6	2.4	39.9
Total contractual cash obligations	$64.7	$410.0	$94.1	$744.0	$1,312.8

(1)

We have a $175.0 million variable rate revolving credit facility of which $160.0 million was outstanding as of December 29, 2016.  Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.  Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

(2)

The amounts of future cash interest payments in the table above are based on the amount outstanding on the Senior Secured Notes, Senior Unsecured Notes, term loans and revolving credit facility, as well as, estimated rates of interest over the term of the variable rate revolving credit facility and term loan. The Senior Secured Notes due in 2022 are at a fixed rate of 6.00%. The Senior Unsecured Notes due in 2026 are at a fixed rate of 5.750%. In addition, we have variable rate term loans and a revolving credit facility.  Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.  Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

(3)

The value in this table represents the maximum potential payout under the revenue guarantees made to our network affiliates.  During 2016, we paid $0.1 million under these agreements and no liabilities were recorded as of December 29, 2016 for these obligations.  For additional details refer to the information provided under Note 10 to the audited financial statements included elsewhere in this document.

The ESAs require payments based on a combination of our founding member attendance, the number of digital screens of each founding member and the number of higher quality digital cinema systems of each founding member.  The amount relating to the attendance factor will vary from quarter to quarter and year to year as theater attendance varies, while the amount relating to the digital screens and digital cinema systems will also vary quarter to quarter and year to year as screens are converted to digital screens, other screens are added or removed through acquisition, divestiture or closure activities of our founding members and our founding members convert to the higher quality digital cinema systems.  The payments made to our founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs.  The rate per attendee increases 8% every five years, with the next such increase taking effect for fiscal year 2017, while the rate per digital screen and digital cinema system screen increase 5% annually.  The table above does not include amounts payable under the ESAs as they are based on variable factors, which are not capable of precise estimation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2022 bear interest at fixed rates, and therefore are not subject to market risk.  As of December 29, 2016, the interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.9 million for an annual period on the $15.0 million and $270.0 million outstanding as of December 29, 2016 on our revolving credit facility and term loan, respectively.

Item 8.  Financial Statements and Supplementary Data

Refer to Index to Financial Statements and Supplemental Information on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the  Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.  As of December 29, 2016, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 29, 2016 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  As of December 29, 2016, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 29, 2016 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 29, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(b) Exhibits

Refer to Exhibit Index, beginning on page 47.

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

NATIONAL CINEMEDIA, LLC

(Registrant)

By: National CineMedia, Inc., its manager

Dated:	February 28, 2017	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	February 28, 2017	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. England	Chief Executive Officer and Director	February 28, 2017
Andrew J. England	(Principal Executive Officer)

/s/ Katherine L. Scherping	Chief Financial Officer	February 28, 2017
Katherine L. Scherping	(Principal Financial and Accounting Officer)

/s/ Scott N. Schneider	Non-Employee Executive Chairman	February 28, 2017
Scott N. Schneider

/s/ Peter B. Brandow	Director	February 28, 2017
Peter B. Brandow

/s/ Lawrence A. Goodman	Director	February 28, 2017
Lawrence A. Goodman

/s/ David R. Haas	Director	February 28, 2017
David R. Haas

/s/ Stephen L. Lanning	Director	February 28, 2017
Stephen L. Lanning

/s/ Thomas F. Lesinski	Director	February 28, 2017
Thomas F. Lesinski

/s/ Paula Williams Madison	Director	February 28, 2017
Paula Williams Madison

/s/ Lee Roy Mitchell	Director	February 28, 2017
Lee Roy Mitchell

INDEX TO EXHIBITS

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation. Of National CineMedia, Inc.	NCM, Inc.	10-Q	001-33296	3.1	5/6/2011
3.2		Amended and Restated Bylaws of National CineMedia, Inc.	NCM, Inc.	S-8	001-33296	4.2	2/13/2007
3.3		Certificate of Formation of National CineMedia, LLC	NCM LLC	S-4	333-176056	3.3	8/4/2011
4.1		Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	7/7/2011
4.2		Form of 7.875% Senior Notes due 2021 (included in Exhibit 10.13.2).	NCM, Inc.	8-K	001-33296	4.2	7/7/2011
4.4		Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	4/30/2012
4.5		Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.4).	NCM, Inc.	8-K	001-33296	4.2	4/30/2012
4.6		Registration Rights Agreement, dated as of April 27, 2012, by and between National CineMedia, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein.	NCM, Inc.	8-K	001-33296	4.3	4/30/2012
4.7		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	8/19/2016
4.8		Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.1).	NCM, Inc.	8-K	001-33296	4.2	8/19/2016
4.9		Registration Rights Agreement, dated as of August 19, 2016, by and between National CineMedia, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein.	NCM, Inc.	8-K	001-33296	4.3	8/19/2016
10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1	2/16/2007
10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	10-Q	001-33296	10.1.1	8/7/2009

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1.2	8/10/2010
10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1.3	9/9/2013
10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.2.4	2/21/2014
10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.3.4	2/21/2014
10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.4.4	2/21/2014
10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.6	2/16/2007
10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	NCM, Inc.	8-K	001-33296	10.7	2/16/2007
10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	NCM, Inc.	8-K	001-33296	10.1	5/5/2008

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.7		First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.8	2/16/2007
10.8		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.9	2/16/2007
10.9		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	NCM, Inc.	8-K	001-33296	10.10	2/16/2007
10.10		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	NCM, Inc.	8-K	001-33296	10.11	2/16/2007
10.11		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.12	2/16/2007
10.12		Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.	NCM, Inc.	8-K	001-33296	10.1	11/28/2012
10.12.1		Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.	NCM, Inc.	8-K	001-33296	10.2	11/28/2012
10.12.2		Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.	NCM, Inc.	8-K	001-33296	10.1	5/7/2013
10.12.3		Amendment No. 6 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of July 2, 2014.	NCM, Inc.	8-K	001-33296	10.1	7/3/2014
10.13		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +	NCM, Inc.	8-K	001-33296	10.14	2/16/2007
10.13.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +	NCM, Inc.	10-K	001-33296	10.14.1	3/6/2009

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.13.2		Separation Agreement dated as of October 18, 2015, by and between National CineMedia, Inc. and Kurt C. Hall. +	NCM, Inc.	8-K	001-33296	10.1	10/21/2015
10.13.3		Consulting Agreement dated as of October 18, 2015, by and between National CineMedia, Inc. and Kurt C. Hall. +	NCM, Inc.	8-K	001-33296	10.2	10/21/2015
10.14		Employment Agreement dated as of December 31, 2015, by and between National CineMedia, Inc. and Andrew J. England. +	NCM, Inc.	8-K	001-33296	10.1	1/5/2016
10.15		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +	NCM, Inc.	10-Q	001-33296	10.1	5/21/2015
10.16		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	8-K	001-33296	10.18	2/16/2007
10.16.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	10-K	001-33296	10.18.1	3/6/2009
10.17		Employment Agreement dated as of January 15, 2014, by and among National CineMedia, Inc., National CineMedia, LLC and Alfonso P. Rosabal, Jr. +	NCM, Inc.	8-K	001-33296	10.1	1/22/2014
10.18		Retention Bonus Agreement dated January 29, 2016, between the Company and David J. Oddo. +	NCM, Inc.	8-K	001-33296	10.1	7/19/2016
10.19		Employment Agreement dated as of August 11, 2016, between the Company and Katherine L. Scherping. +	NCM, Inc.	8-K	001-33296	10.1	8/11/2016
10.20		Director Service Agreement dated January 22, 2016, among National CineMedia, Inc., National CineMedia, LLC and Scott Schneider.	NCM, Inc.	8-K	001-33296	10.1	1/26/2016
10.21		National CineMedia, Inc. 2007 Equity Incentive Plan. +	NCM, Inc.	8-K	001-33296	10.2	5/2/2013
10.22		National CineMedia, Inc. 2016 Equity Incentive Plan. +	NCM, Inc.	S-8	001-33296	4.1	4/29/2016
10.23		Form of Option Substitution Award. +	NCM, Inc.	S-8	001-33296	4.4	2/13/2007
10.24		Form of Restricted Stock Substitution Award. +	NCM, Inc.	S-8	001-33296	4.5	2/13/2007
10.25		Form of Stock Option Agreement. +	NCM, Inc.	S-8	001-33296	4.6	2/13/2007
10.25.1		Form of 2009 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.1	3/6/2009
10.25.2		Form of 2010 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.2	3/9/2010
10.25.3		Form of 2011 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.3	2/25/2011
10.25.4		Form of 2012 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.4	2/24/2011
10.26		Form of Restricted Stock Agreement. +	NCM, Inc.	S-8	001-33296	4.7	2/13/2007
10.26.1		Form of 2014 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-Q	001-33296	10.1	5/6/2014
10.26.2		Form of 2014 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-Q	001-33296	10.2	5/6/2014

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.26.3		Form of 2015 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.23.7	2/27/2015
10.26.4		Form of 2015 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.23.8	2/27/2015
10.26.5		Form of 2016 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.22.7	2/26/2016
10.26.6		Form of 2016 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.22.8	2/26/2016
10.26.7		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Time Based).	NCM, Inc.	S-8	001-33296	4.2	4/29/2016
10.26.8		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Performance Based).	NCM, Inc.	S-8	001-33296	4.3	4/29/2016
10.26.9		Form of 2017 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.26.9	2/24/2017
10.26.10		Form of 2017 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.26.10	2/24/2017
10.27		Form of Restricted Stock Unit Agreement. +	NCM, Inc.	10-K	001-33296	10.34	3/6/2009
10.27.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	NCM, Inc.	S-8	001-33296	4.4	4/29/2016
10.27.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	NCM, Inc.	10-K	001-33296	10.27.2	2/24/2017
10.28		National CineMedia, Inc. Executive Performance Bonus Plan. +	NCM, Inc.	8-K	001-33296	10.1	5/2/2013
10.29		ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.	NCM, Inc.	10-Q	001-33296	10.2	8/10/2007
10.30		ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.	NCM, Inc.	10-Q	001-33296	10.2	11/9/2007
10.31		ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.	NCM, Inc.	10-Q	001-33296	10.4	11/9/2007
10.32		ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.	NCM, Inc.	10-K	001-33296	10.36	3/9/2010
10.33		ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.	NCM, Inc.	8-K	001-33296	10.1	4/14/2010
12.1	*	Computation of ratio of earnings to fixed charges.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chef Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (the “Company”) as of December 29, 2016 and December 31, 2015, and the related statements of income, comprehensive income, members' equity/ (deficit), and cash flows for the years ended December 29, 2016, December 31, 2015 and January 1, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 29, 2016 and December 31, 2015, and the results of its operations and its cash flows for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 27, 2017

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 29, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10.7	$3.0
Receivables, net of allowance of $6.3 and $5.6, respectively	160.5	148.9
Prepaid expenses	3.0	2.7
Prepaid administrative fees to managing member	0.8	0.7
Current portion of notes receivable- founding members	5.6	4.2
Other current assets	0.3	—
Total current assets	180.9	159.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64.1 and $64.1, respectively	29.6	25.1
Intangible assets, net of accumulated amortization of $118.9 and $91.9, respectively	560.5	566.7
Long-term notes receivable, net of current portion - founding members	8.3	12.5
Other investments	6.6	5.4
Debt issuance costs, net	1.9	2.3
Other assets	0.7	0.5
Total non-current assets	607.6	612.5
TOTAL ASSETS	$788.5	$772.0
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	42.7	35.5
Amounts due to managing member	25.8	22.9
Accrued expenses	19.0	18.9
Accrued payroll and related expenses	9.9	14.4
Accounts payable	13.4	11.2
Deferred revenue	10.3	10.2
Total current liabilities	121.1	113.1
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $10.7 and $10.6, respectively	924.3	925.4
Total non-current liabilities	924.3	925.4
Total liabilities	1,045.4	1,038.5
COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS’ EQUITY/(DEFICIT)	(256.9)	(266.5)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$788.5	$772.0

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Revenue (including revenue from founding members of $29.1, $30.2 and $38.7, respectively)	$447.6	$446.5	$394.0
OPERATING EXPENSES:
Advertising operating costs	30.0	30.8	26.4
Network costs	17.1	17.8	18.3
Theater access fees—founding members	75.1	72.5	70.6
Selling and marketing costs	72.8	72.3	57.6
Merger termination fee and related merger costs	—	41.8	—
Administrative and other costs	23.6	21.4	19.3
Administrative fee—managing member	20.2	17.2	10.2
Depreciation and amortization	35.8	32.2	32.4
Total	274.6	306.0	234.8
OPERATING INCOME	173.0	140.5	159.2
NON-OPERATING EXPENSES:
Interest on borrowings	54.0	52.2	52.6
Interest income	(0.9)	(1.1)	(1.3)
Amortization of terminated derivatives	—	1.6	10.0
Loss on early retirement of debt	10.4	—	—
Other non-operating expense	—	0.2	0.8
Total	63.5	52.9	62.1
INCOME BEFORE INCOME TAXES	109.5	87.6	97.1
Income tax expense	0.2	0.1	0.8
NET INCOME	$109.3	$87.5	$96.3

Refer to accompanying notes to financial statements

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
NET INCOME, NET OF TAX OF $0.2, $0.1 AND $0.8, RESPECTIVELY	$109.3	$87.5	$96.3
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	—	1.6	10.0
COMPREHENSIVE INCOME	$109.3	$89.1	$106.3

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—December 26, 2013	126,974,805	$(299.2)
Capital contribution from managing member	231,789	0.8
Distribution to managing member	—	(67.0)
Distribution to founding members	—	(79.4)
Units issued for purchase of intangible asset	1,087,911	16.4
Comprehensive income	—	106.3
Share-based compensation expense/capitalized	—	4.7
Balance—January 1, 2015	128,294,505	$(317.4)
Capital contribution from managing member	288,228	1.3
Distribution to managing member	—	(66.3)
Distribution to founding members	—	(82.2)
Units issued for purchase of intangible asset	6,560,239	100.7
Comprehensive income	—	89.1
Share-based compensation expense/capitalized	—	8.3
Balance—December 31, 2015	135,142,972	$(266.5)
Capital contribution from managing member	635,258	0.5
Distribution to managing member	—	(57.5)
Distribution to founding members	—	(75.1)
Units issued for purchase of intangible asset	1,416,515	21.1
Comprehensive income	—	109.3
Share-based compensation expense/capitalized	—	11.3
Balance—December 29, 2016	137,194,745	$(256.9)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109.3	$87.5	$96.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.8	32.2	32.4
Non-cash share-based compensation	10.9	8.0	4.6
Amortization of terminated derivatives	—	1.6	10.0
Amortization of debt issuance costs	2.6	2.6	2.8
Redemption premium paid and write-off of debt issuance costs related to redemption of Senior Notes due 2021	10.4	—	—
Other	0.7	0.3	(0.2)
Cash distributions from non-consolidated entities	0.2	0.2	—
Changes in operating assets and liabilities:
Receivables, net	(13.5)	(35.5)	2.7
Accounts payable and accrued expenses	(2.1)	5.0	(9.1)
Amounts due to founding members and managing member	(3.0)	3.2	0.8
Deferred revenue	—	1.7	3.8
Other, net	(1.0)	0.7	(0.7)
Net cash provided by operating activities	150.3	107.5	143.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12.9)	(12.6)	(8.7)
Purchases of intangible assets from network affiliates	(2.3)	(2.7)	(3.0)
Proceeds from note receivable - founding members	2.8	4.2	4.2
Net cash used in investing activities	(12.4)	(11.1)	(7.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	126.0	215.0	138.0
Repayments of borrowings under the revolving credit facility	(177.0)	(171.0)	(136.0)
Proceeds from issuance of Senior Notes due 2026	250.0	—	—
Redemption of Senior Notes due 2021	(207.9)	—	—
Payment of debt issuance costs	(4.8)	—	(0.6)
Founding member integration payments	2.4	2.6	2.1
Distributions to founding members and managing member	(119.4)	(151.5)	(143.3)
Unit settlement for share-based compensation	0.5	1.3	0.8
Net cash used in financing activities	(130.2)	(103.6)	(139.0)
CHANGE IN CASH AND CASH EQUIVALENTS	7.7	(7.2)	(3.1)
CASH AND CASH EQUIVALENTS:
Beginning of period	3.0	10.2	13.3
End of period	$10.7	$3.0	$10.2

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$21.1	$100.7	$16.4
Accrued distributions to founding members and managing member	$70.8	$57.6	$60.6
Increase in cost and equity method investments	$2.0	$3.1	$1.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$52.5	$49.7	$49.9
Cash paid for income taxes, net of refunds	$0.3	$—	$—

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NCM LLC commenced operations on April 1, 2005 and is owned by NCM, Inc., AMC, Regal and Cinemark. NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under ESAs with the founding members and certain third-party theater circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from three to twenty years.

As of December 29, 2016, the Company had 137,194,745 common membership units outstanding, of which 59,874,412 (43.7%) were owned by NCM, Inc., 27,072,701 (19.7%) were owned by Regal, 26,384,644 (19.2%) were owned by Cinemark and 23,862,988 (17.4%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision. On November 3, 2014, the DOJ filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

As a result of the various related-party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Significant Accounting Policies

Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2015 and 2016 contained 52 weeks and fiscal year 2014 contained 53 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 29, 2016	2016
December 31, 2015	2015
January 1, 2015	2014

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by the Company and other companies. Revenue is recognized when persuasive evidence of an

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (CPM) basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theater attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs as dictated by sales contracts. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theater lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

The Company recorded non-cash revenue of $0.0 million, $3.1 million and $1.2 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, where the Company received equity securities in privately held companies as consideration.  The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was $2.5 million, $2.0 million and $1.3 million, respectively. Expense recorded from barter transactions for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was $2.3 million, $2.5 million and $1.2 million, respectively.

Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theater circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Payments to the founding members of a theater access fee is comprised of a payment per theater attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theaters, all of which escalate over time.  Refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

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

Restricted Cash—As of December 29, 2016 and December 31, 2015, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on the Company’s New York office.

Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

contracts with thousands of local clients that are not individually significant.  As of December 29, 2016 and December 31, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	December 29, 2016	December 31, 2015
Trade accounts	$166.0	$153.6
Other	0.8	0.9
Less: Allowance for doubtful accounts	(6.3)	(5.6)
Total	$160.5	$148.9

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the founding member theaters is owned by the founding members, while the equipment associated with network affiliate theaters is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 – Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to the Company’s inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 29, 2016 and December 31, 2015, the Company had a net book value of $16.6 million and $7.4 million, respectively, of capitalized software and website development costs.  Approximately $3.9 million, $5.0 million and $6.5 million was recorded for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, in depreciation expense related to software and website development.  For the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded $3.4 million, $1.5 million and $1.7 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.2 million, $0.4 million and $0.4 million related to the write-off of property, plant and equipment during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.

Intangible assets—Intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization.  The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.  In its impairment testing, the Company estimates the fair value of its ESAs or network affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements.  If the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value.  Significant judgment is involved in estimating long-term cash flow forecasts.  The Company has not recorded impairment charges related to intangible assets.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Other Investments—Other investments consisted of the following (in millions):

	As of
	December 29, 2016	December 31, 2015
Investment in AC JV, LLC (1)	$1.0	$1.2
Other investments (2)	5.6	4.2
Total	$6.6	$5.4

(1)	Refer to Note 6—Related Party Transactions.
(2)

The Company received equity securities in some privately held companies as consideration for advertising contracts.  The equity securities were accounted for under the cost method and represent an ownership of less than 20%.  The Company does not exert significant influence of these companies’ operating or financial activities.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable.  In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customers, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets.  If a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.  During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded other-than-temporary impairment charges of $0.7 million, $0.0 million and $0.0 million, respectively.  The impairment charge during 2016 brought the investment to a remaining fair value of $0.0 million.

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theater access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, plus any amounts outstanding under other contractually obligated payments.  Payments to or received from the founding members against outstanding balances are made monthly.  Available cash distributions are made quarterly.

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 7—Borrowings, there is a balance of $12.6 million and $12.9 million in deferred financing costs as of December 29, 2016 and December 31, 2015, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Beginning balance	$12.9	$15.5	$17.7
Debt issuance payments	4.8	—	0.6
Amortization of debt issuance costs	(2.6)	(2.6)	(2.8)
Write-off of debt issuance costs	(2.5)	—	—
Ending balance	$12.6	$12.9	$15.5

Share-Based Compensation—Through 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units.  Since 2013, NCM, Inc. has only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.

Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 8— Share-Based Compensation for more information.

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

Derivative Instruments—We terminated our interest rate swap agreements that were used to hedge our interest rate risk associated with our term loan. The Company amortized into earnings the balance in Accumulated Other Comprehensive Income (“AOCI”) related to these swaps over the remaining period of the term loan.

Recently Adopted Accounting Pronouncements

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”) on a prospective basis, which eliminates the concept of extraordinary items from GAAP.  Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring. The adoption of ASU 2015-01 did not have a material impact on the audited Financial Statements or notes thereto.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

During the first quarter of 2016, the Company adopted ASU 2015-02 on a prospective basis.  ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02 did not have a material impact on the audited Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, on a retrospective basis, which provides guidance for simplifying the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The Company also adopted ASU 2015-15 on a retrospective basis, which states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reclassified net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes in the audited Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility remained an asset in the audited Balance Sheets. Upon adoption of ASU 2015-03 and ASU 2015-15, net deferred financing costs of $10.6 million in the December 31, 2015 audited Balance Sheet were reclassified from an asset to a reduction of the carrying value of long-term debt.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-05, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) on a prospective basis, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of ASU 2015-05 did not have a material impact on the audited Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) on a retrospective basis. ASU 2015-17 requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position, which is a change from the Company’s historical presentation whereby certain of its deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Upon adoption of ASU 2015-17, current deferred tax assets of $6.2 million and current deferred tax liabilities of $0.5 million in the December 31, 2015 audited Balance Sheet were reclassified as non-current.

During the fourth quarter of 2016, the Company early adopted Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for forfeitures. The adoption of ASU 2016-09 did not have a material impact on the audited Financial Statements or notes thereto.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. ASU 2014-09 allows for either full a retrospective or a modified retrospective transition method. The Company expects to adopt this guidance using the modified retrospective transition method during the first quarter of 2018. The Company expects to identify the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. The Company does not expect the effect of adopting this guidance to be material to the audited Financial Statements, however, the Company does expect additional disclosures in its notes to the audited Financial Statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies and should be adopted on a prospective basis. The Company is currently assessing the impact of ASU 2016-01 on the audited Financial Statements or notes thereto.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the impact of ASU 2016-02 on the audited Financial Statements or notes thereto.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted and is to be adopted on a prospective basis. The adoption of ASU 2016-07 is not expected to have a material effect on the audited Financial Statements or notes thereto.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is to be adopted on a modified retrospective basis. The Company is currently evaluating the effect that adopting this guidance will have on the audited Financial Statements or notes thereto.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the effect of adopting this guidance to have a material effect on the audited Financial Statements or notes thereto.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

presented separately from cash and cash equivalents on the balance sheet, companies will have to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this guidance will have on the audited Financial Statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited financial statements or notes thereto.

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 29, 2016	December 31, 2015
Equipment, computer hardware and software	$86.6	$77.1
Leasehold improvements	3.4	3.4
Less: Accumulated depreciation	(64.1)	(64.1)
Subtotal	25.9	16.4
Construction in progress	3.7	8.7
Total property and equipment	$29.6	$25.1

For the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded depreciation expense of $8.6 million, $9.6 million, and $11.1 million, respectively.

3.	INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued.  The Company’s common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate.  If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and the Company can utilize the theaters for all of its services.  In addition, if common membership units are issued to a founding member for theaters under an existing on-screen advertising agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”).  Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements.  The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

In accordance with the Company’s Common Unit Adjustment Agreement with its founding members, on an annual basis the Company determines the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year.  In addition, the Company’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease of two percent or more in the total annual attendance of all founding members as of the last adjustment date.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

The following is a summary of the Company’s intangible assets (in millions):

	As of December 31, 2015	Additions (1)	Amortization	Integration Payments (3)	As of December 29, 2016
Gross carrying amount	$658.6	$23.4	$—	$(2.6)	$679.4
Accumulated amortization	(91.9)	—	(27.0)	—	(118.9)
Total intangible assets, net	$566.7	$23.4	$(27.0)	$(2.6)	$560.5

	As of January 1, 2015	Additions (2)	Amortization	Integration Payments (3)	As of December 31, 2015
Gross carrying amount	$557.9	$103.4	$—	$(2.7)	$658.6
Accumulated amortization	(69.3)	—	(22.6)	—	(91.9)
Total intangible assets, net	$488.6	$103.4	$(22.6)	$(2.7)	$566.7

(1)

During the first quarter of 2016, the Company issued 1,416,515 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2015.  The Company recorded a net intangible asset of $21.1 million in the first quarter of 2016 as a result of the Common Unit Adjustment.

During 2016, the Company purchased intangible assets for $2.3 million associated with network affiliate agreements.

(2)

During the first quarter of 2015, the Company issued 2,160,915 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2014.  The Company recorded a net intangible asset of $31.4 million in the first quarter of 2015 as a result of the Common Unit Adjustment.

In December 2015, we issued 4,399,324 common membership units to AMC for attendees added in connection with AMC’s acquisition of Starplex Cinemas and other newly built or acquired theaters.  We recorded a net intangible asset of approximately $69.3 million for this Common Unit Adjustment.

During 2015, the Company purchased intangible assets for $2.7 million associated with network affiliate agreements.

(3)

Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to its acquisition by Cinemark, as well as, prior to the acquisition of certain Rave theaters by AMC. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements.  During the year ended December 29, 2016 and December 31, 2015, the Company recorded a reduction to net intangible assets of $2.6 million and $2.7 million, respectively, related to integration payments due from AMC and Cinemark. During the year ended December 29, 2016 and December 31, 2015, AMC and Cinemark paid $2.4 million and $2.6 million, respectively, in integration payments.

As of December 29, 2016 and December 31, 2015, the Company’s intangible assets related to the founding members, net of accumulated amortization was $529.9 million and $535.9 million, respectively with weighted average remaining lives of 20.2 years and 21.2 years as of December 29, 2016 and December 31, 2015, respectively.

As of December 29, 2016 and December 31, 2015, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.6 million and $30.8 million, respectively with weighted average remaining lives of 12.7 years and 13.9 years as of December 29, 2016 and December 31, 2015, respectively.

For the years ended December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded amortization expense of $27.0 million, $22.6 million and $20.6 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2017	$27.6
2018	$27.6
2019	$27.3
2020	$27.3
2021	$27.3

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

4.	ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 29, 2016	December 31, 2015
Make-good reserve	$4.6	$3.4
Accrued interest	11.3	12.5
Deferred rent	1.8	2.1
Other accrued expenses	1.3	0.9
Total accrued expenses	$19.0	$18.9

5.	MEMBERS’ DEFICIT

The founding members received all proceeds from NCM, Inc.’s IPO and related issuances of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses.  The ESAs with the founding members were amended and restated in conjunction with the IPO under which NCM LLC became the exclusive provider of advertising services to the founding members for a 30-year term.  In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution.  Because the founding members had no cost basis in the ESAs, nearly all payments to the founding members with the proceeds of the IPO and related debt, have been accounted for as distributions.  The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a members’ deficit.

6.	RELATED PARTY TRANSACTIONS

Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM Inc., and the founding members.  They include the following:

•

ESAs. Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the FirstLook pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the FirstLook pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee.

•

Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theaters or sale of theaters that are operated by each founding member and included in the Company’s network.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	December 29, 2016	December 31, 2015	January 1, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$28.7	$30.0	$38.4
Advertising inventory revenue (included in advertising revenue) (2)	0.4	0.2	0.3
Operating expenses:
Theater access fee (3)	75.1	72.5	70.6
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	1.6	1.2	0.9
Purchase of movie tickets and concession products and rental of theater space (included in other administrative and other costs)	0.1	0.1	0.1
Administrative fee - managing member (5)	20.2	17.2	10.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.8	1.0	1.2

(1)

For the six months ended December 31, 2015 and full year ended December 29, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.  For the first six months of 2015 and for the year January 1, 2015, all of the founding members purchased 60 seconds of on-screen advertising time.

(2)	The value of such purchases is calculated by reference to the Company’s advertising rate card.
(3)

Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment.

(4)	Used primarily for marketing to the Company’s advertising clients.
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

(6)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

	As of
Included in the Balance Sheets:	December 29, 2016	December 31, 2015
Current portion of note receivable- founding members (1)	$5.6	$4.2
Long-term portion of note receivable - founding members (1)	8.3	12.5
Interest receivable on notes receivable (included in other current assets)	0.3	—
Prepaid administrative fees to managing member (2)	0.8	0.7
Common unit adjustments net of amortization and integration payments (included in intangible assets)	529.9	535.9

(1)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 are as follows (in millions):

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
AMC	$23.6	$23.8	$21.9
Cinemark	25.4	28.7	28.0
Regal	26.1	29.6	29.5
Total founding members	75.1	82.1	79.4
NCM, Inc.	57.5	66.4	67.0
Total	$132.6	$148.5	$146.4

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash to our members for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015. Under the terms of the NCM LLC Operating Agreement, this negative amount was netted against the available cash distributions for the second quarter of 2016. The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 29, 2016 of $39.9 million, is included in amounts due to founding members in the Balance Sheets as of December 29, 2016 and will be made in the first quarter of 2017.  The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 29, 2016 of $30.9 million is included in amounts due to managing member on the audited Balance Sheets as of December 29, 2016 and will be made in the first quarter of 2017.

Amounts due to founding members as of December 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues	$1.6	$0.9	$1.4	$3.9
Cost and other reimbursement	(0.7)	(0.4)	—	(1.1)
Distributions payable to founding members	12.3	13.6	14.0	39.9
Total	$13.2	$14.1	$15.4	$42.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4
Total	$11.1	$11.6	$12.8	$35.5

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 29, 2016	As of December 31, 2015
Distributions payable	$30.9	$25.2
Cost and other reimbursement	(5.1)	(2.3)
Total	$25.8	$22.9

Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the fourth quarter of 2015, AMC exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.’s common stock.  These shares were not sold and as of December 29, 2016 AMC owned 200,000 shares of NCM, Inc. common stock.

As discussed within Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document, AMC and the DOJ entered into a settlement regarding certain actions that AMC must take in order to complete its acquisition of Carmike.  Among those, AMC is required to divest the majority of its equity interests in the Company, so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s outstanding membership units. AMC was also required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors. As of December 29, 2016, AMC’s non-independent designee to the NCM, Inc. Board of Directors had resigned. Further, AMC is required to change the pre-show advertising provider for 24 identified theaters comprising 384 screens from NCM LLC to Screenvision or sell those theaters to a non-NCM network buyer. Seven of those 24 theaters either did not have a cinema advertising provider, they were already being sold by AMC or it was an encumbered theater that we were receiving integration payment for, such that 17 of the 24 theaters currently need to be transferred or sold.  AMC is also required to divest 15 AMC or Carmike theaters covering 15 local markets. As of the date of this filing, the Company is not aware which of those 15 theaters will be in the Company’s network or if they would be sold to another founding member or network affiliate. These theater transfers or sales represent approximately 2% of the Company’s total network of theaters as of December 29, 2016.  AMC may choose to have common membership units redeemed, and NCM, Inc. may elect to redeem through either a cash payment or the issuance of shares of its common stock on a one-for-one basis.  Further, the sale of AMC theaters or transfer of advertising on those theaters, may require AMC to transfer and surrender, and NCM LLC to cancel, common membership units related to the theater dispositions.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (“AC JV, LLC”) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Future minimum principal payments under the notes receivable as of December 29, 2016 are approximately as follows (in millions):

Year	Minimum Principal Payments
2017	$5.6
2018	4.2
2019	4.1
Total	$13.9

NCM LLC’s investment in AC JV, LLC was $1.0 million and $1.2 million as of December 29, 2016 and December 31, 2015, respectively. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, NCM LLC received a cash distribution from AC JV, LLC of $0.2 million, $0.2 million and $0.0 million, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.0 million, $0.1 million and $0.2 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, which are included in other non-operating expense in the audited Statements of Income.

In connection with the sale, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. NCM LLC has also agreed to provide creative and media production services for a fee. NCM LLC received $0.2 million, $0.1 million and $0.2 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, for these services, which are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company has an agreement with LA Live, an affiliate of The Anschutz Corporation to provide in-theater advertising.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, there was approximately $0.3 million, $0.2 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 29, 2016 and December 31, 2015, respectively.

Other Transactions—The Company had an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, this company generated approximately $0.0 million, $0.0 million, and $0.3 million, respectively, in revenue for NCM LLC and there was approximately $0.0 million and $0.3 million, respectively, of accounts receivable due from this company as of December 29, 2016 and December 31, 2015.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the FirstLook pre-show. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015 NCM LLC received approximately $1.7 million, $1.6 million and $0.7 million, respectively, in revenue from AEG Live and as of December 29, 2016 and December 31, 2015, had $0.2 million and $0.4 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

7.	BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 29, 2016 and December 31, 2015 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 29, 2016	December 31, 2015	Maturity Date	Interest Rate
Revolving credit facility	$15.0	$66.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior unsecured notes due 2021	—	200.0	July 15, 2021	7.875%
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	—	August 15, 2026	5.750%
Total borrowings	$935.0	$936.0
Less: Debt issuance costs related to term loans and senior notes	(10.7)	(10.6)
Carrying value of long-term debt	$924.3	$925.4

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of December 29, 2016, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, the Company entered into an incremental amendment of its senior secure credit facility whereby the revolving credit facility was increased $40.0 million from $135.0 million to $175.0 million. On June 18, 2014, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million. In addition, on July 2, 2014, the Company entered into an amendment of its senior secured credit facility whereby the maturity date was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of December 29, 2016, the Company’s total availability under the $175.0 million revolving credit facility was $158.8 million, net of a $1.2 million letter of credit. The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 29, 2016 was 4.55%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of December 29, 2016 was 3.36%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2016, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. The Company is permitted to make quarterly dividend payments and other payments based on leverage ratios for the Company and its subsidiaries so long as no default or event of default has occurred and continues to occur.  The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

may still pay the services fee and reimbursable costs pursuant to terms of the management agreement.  The Company can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members.  As of December 29, 2016, the Company’s consolidated net senior secured leverage ratio was 3.0 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (the “Notes due 2021”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. On September 19, 2016, the Company redeemed its Notes due 2021 at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest. As a result of the redemption, the Company wrote-off approximately $2.5 million in unamortized debt issuance costs and paid a redemption premium of approximately $7.9 million, which are reflected in the loss on early retirement of debt on the Statements of Income during the year ended December 29, 2016.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Notes due 2022”) for which the registered exchange offering was completed on November 26, 2012.  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Notes due 2022 are senior secured obligations of NCM LLC, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.

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

The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, The Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. The Company was in compliance with these non-maintenance covenants as of December 29, 2016.

Senior Unsecured Notes due 2026—On August 19, 2016, the Company completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of the Company and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 will rank equally in right of payment with all of the Company’s existing and future senior indebtedness, including the Notes due 2022, the Company’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements. The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that the Company may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026. The Company does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that the Company may form or acquire in the future except in very limited circumstances.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

to 101.00% of the aggregate principal amount of the Notes due 2026 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, the Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. The Company was in compliance with these non-maintenance covenants as of December 29, 2016.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2022 and Notes due 2026 as of December 29, 2016 are as follows (in millions):

Year	Amount
2017	$—
2018	—
2019	285.0
2020	—
2021	—
Thereafter	650.0
Total	$935.0

8.	SHARE-BASED COMPENSATION

The NCM, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) reserves 4,400,000 shares of common stock available for issuance or delivery under the 2016 Plan of which 4,371,745 shares remain available for future grants as of December 29, 2016 (assuming 100% achievement of targets on performance-based restricted stock).  NCM, Inc. began issuing shares under the 2016 Plan in the second quarter of 2016, following its approval by NCM, Inc.’s stockholders. The 2016 Plan replaced NCM, Inc.’s 2007 Equity Incentive Plan (the “2007 Plan”), which was set to expire by its terms in February 2017. The shares of common stock that were available for issuance under the 2007 Plan are no longer available for issuance following the approval of the 2016 Plan. Any forfeitures of shares granted pursuant to the 2007 Plan will be cancelled and not available for future grant. The management services agreement provides that the Company may participate in NCM, Inc.’s Equity Incentive Plans. The types of awards that may be granted under the 2016 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan and the 2016 Plan.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM Inc.’s common stock represented by such awards.

Compensation Cost—The Company recognized $18.3 million, $14.8 million and $7.7 million for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively, of share-based compensation expense within network costs, selling and marketing costs, administrative and other costs and administrative – managing member in the Statements of Income as shown in the table below.

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
Share-based compensation costs included in network costs	$1.1	$0.9	$0.8
Share-based compensation costs included in selling and marketing costs	6.0	5.5	2.8
Share-based compensation costs included in administrative and other costs	3.8	1.6	1.0
Share-based compensation costs included in administrative fee - managing member (1)	7.4	6.8	3.1
Total share-based compensation costs	$18.3	$14.8	$7.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

(1)	Includes $2.3 million of expense associated with the modification of certain former executive equity awards during the year ended December 29, 2016, as described further below.

Share-based compensation costs recorded in network costs, selling and marketing costs and administrative and other costs are non-cash charges. Share-based compensation costs recorded in the administrative fee – managing member are cash charges. During the years ended December 29, 2016, December 31, 2015 and January 1, 2015, $0.5 million, $0.3 million and $0.1 million was capitalized, respectively in a corresponding manner to the capitalization of employee’s salaries for capitalized labor. As of December 29, 2016, there was no unrecognized compensation cost related to unvested options as stock options were fully vested as of December 29, 2016.  As of December 29, 2016, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $16.9 million, which will be recognized over a weighted average remaining period of 1.7 years.

Stock Options— The Company has not granted stock options since 2012 and as of December 29, 2016 all options are fully vested. Stock options awarded under the 2007 Plan were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s Board of Directors approved the grant. Options have either 10-year or 15-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. An annual forfeiture rate of 2-3% was estimated to reflect the potential separation of employees. The intrinsic value of options exercised during the year was $0.1 million, $0.4 million and $0.2 million for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.  The total fair value of awards vested during the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was $0.0 million, $0.7 million and $2.2 million, respectively.   A summary of option award activity under the 2007 Plan as of December 29, 2016, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	2,707,752	$16.60	4.8	$1.4
Granted	—	—
Exercised	(39,290)	$12.92
Forfeited	(93,918)	$18.17
Expired	—	—
Outstanding as of December 29, 2016	2,574,544	$16.59	3.8	$0.9
Exercisable as of December 29, 2016	2,574,544	$16.59	3.8	$0.9
Vested and expected to vest as of December 29, 2016	2,574,544	$16.59	3.8	$0.9

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion.  The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. The Company has issued time-based restricted stock to its employees which vests over a three-year period with 1/3 vesting on each anniversary of the date of grant and performance-based restricted stock which vests following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The Company also grants restricted stock units to NCM, Inc.’s non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-3% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $15.03, $14.76 and $19.18 for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.  The total fair value of awards vested was $14.7 million, $11.6 million and $3.6 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

A summary of restricted stock award and restricted stock unit activity under the 2007 Plan and 2016 Plan as of December 29, 2016, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of December 31, 2015	2,563,637	$16.03
Granted	1,281,053	15.03
Vested (1)	(927,722)	15.96
Forfeited	(326,706)	15.20
Non-vested balance as of December 29, 2016	2,590,262	$15.66

(1)	Includes 331,754 vested shares that were withheld to cover tax obligations and were subsequently canceled.

The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 588,401 shares of restricted stock could be issued if the performance criteria maximums are met.  As of December 29, 2016, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 2,491,043 shares.

Executive Equity Modification—On January 1, 2016, the Company’s former Chief Executive Officer resigned and in connection with his resignation, NCM, Inc. entered into a Separation and General Release Agreement and a Consulting Agreement, whereby, the executive will continue to perform consulting services through January 31, 2018 and certain modifications were made to the executive’s outstanding stock awards.  The executive’s outstanding stock options were modified such that the timeframe to exercise the options was extended to the original expiration date and certain performance-based restricted stock awards were converted to time-based restricted stock, with all restricted stock continuing to vest during the consulting period.

Per ASC Topic 718-10-35-3, a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award.  The effects of a modification should be measured as follows: (a) incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, (b) total recognized compensation cost for an equity shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied and (c) a change in compensation cost for an equity award measured at intrinsic value shall be measured by comparing the intrinsic value of the modified award, if any, with the intrinsic value of the original award, if any, immediately before the modification.  These modifications resulted in compensation expense of $2.3 million recorded in administrative fee – managing member during the year ended December 29, 2016.  Further, the Company continues to recognize share-based compensation costs on the awards related to service during the consulting period and re-measures the fair value of the outstanding awards at each reporting period during the term of the consulting services, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees.

9.	EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.3 million, $1.3 million and $1.0 million during the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

10.	COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, was $2.3 million, $2.3 million and $2.2 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2016 are as follows (in millions):

Year	Minimum Lease Payments
2017	$3.2
2018	3.2
2019	3.2
2020	3.0
2021	2.2
Thereafter	15.5
Total	$30.3

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to twenty years, prior to any renewal periods of which some are at the option of the Company. As of December 29, 2016, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $39.9 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to December 29, 2016.  As of December 29, 2016 and December 31, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

Theater Access Fee Guarantees—In consideration for the Company’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with the next increase taking effect for fiscal year 2017, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of December 29, 2016 and December 31, 2015, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

As of December 29, 2016 and December 31, 2015, the Company had other investments of $6.6 million and $5.4 million, respectively.  The fair value of these investments has not been estimated as of December 29, 2016 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of December 29, 2016, the Company had notes receivable totaling $13.9 million from its founding members related to the sale of Fathom Events, as described in Note 6—Related Party Transactions.  These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 29, 2016		As of December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$272.7	$270.0	$269.3
Senior Notes due 2021	—	—	200.0	208.4
Senior Notes due 2022	400.0	414.5	400.0	414.5
Senior Notes due 2026	250.0	256.7	—	—

(1)

The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of December 29, 2016 and December 31, 2015, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of December 29, 2016, there were no amounts outstanding related to these discontinued cash flow hedges.

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015	Income Statement Location
Balance at beginning of period	$—	$(1.6)	$(11.6)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	1.6	10.0	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	1.6	10.0
Net other comprehensive income	—	1.6	10.0
Balance at end of period	$—	$—	$(1.6)

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

13.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s allowance for doubtful accounts for the years ended December 29, 2016, December 31, 2015 and January 1, 2015 was as follows (in millions):

	Years Ended
	December 29, 2016	December 31, 2015	January 1, 2015
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$5.6	$4.3	$5.7
Provision for bad debt	2.1	1.9	(0.1)
Write-offs, net	(1.4)	(0.6)	(1.3)
Balance at end of period	$6.3	$5.6	$4.3

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 29, 2016 and December 31, 2015 (in millions):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.2	$115.4	$113.5	$142.5
Operating expenses	70.4	68.9	65.1	70.2
Operating income	5.8	46.5	48.4	72.3
Net (loss) income	(7.5)	33.2	23.9	59.7

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.9	$121.5	$111.7	$136.4
Operating expenses	101.1	66.1	63.9	74.9
Operating (loss) income	(24.2)	55.4	47.8	61.5
Net (loss) income	(38.7)	42.4	34.8	49.0