Form 10-Q
period 2017-03-30
National CineMedia, LLC
filed 2017-05-08
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2017

OR

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, the registrant had 154,034,513 common membership units outstanding.  The common membership units are not publicly traded.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, LLC

CONDENSED BALANCE SHEETS

(In millions)

(UNAUDITED)

	March 30, 2017	December 29, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6.8	$10.7
Receivables, net of allowance of $6.6 and $6.3, respectively	92.6	160.5
Prepaid expenses	3.9	3.0
Prepaid administrative fees to managing member	0.9	0.8
Due from managing member	9.0	—
Current portion of notes receivable - founding members	4.2	5.6
Other current assets	0.2	0.3
Total current assets	117.6	180.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $66.8 and $64.1, respectively	29.8	29.6
Intangible assets, net of accumulated amortization of $125.8 and $118.9, respectively	755.1	560.5
Long-term notes receivable, net of current portion - founding members	8.3	8.3
Other investments	5.3	6.6
Debt issuance costs, net	1.7	1.9
Other assets	0.6	0.7
Total non-current assets	800.8	607.6
TOTAL ASSETS	$918.4	$788.5
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$7.9	$42.7
Amounts due to managing member	—	25.8
Accrued expenses	17.3	19.0
Accrued payroll and related expenses	5.0	9.9
Accounts payable	9.6	13.4
Deferred revenue	7.3	10.3
Total current liabilities	47.1	121.1
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $10.2 and $10.7, respectively	939.8	924.3
Total non-current liabilities	939.8	924.3
Total liabilities	986.9	1,045.4
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ EQUITY/(DEFICIT)	(68.5)	(256.9)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$918.4	$788.5

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF LOSS

(In millions)

(UNAUDITED)

	Three Months Ended
	March 30, 2017	March 31, 2016
REVENUE (including revenue from founding members of $8.4 and $7.3, respectively)	$71.9	$76.2
OPERATING EXPENSES:
Advertising operating costs	5.0	5.0
Network costs	4.2	4.5
Theater access fees—founding members	20.6	18.7
Selling and marketing costs	18.1	18.6
Administrative and other costs	5.9	5.9
Administrative fee—managing member	3.4	9.0
Depreciation and amortization	9.6	8.7
Total	66.8	70.4
OPERATING INCOME	5.1	5.8
NON-OPERATING EXPENSES:
Interest on borrowings	13.2	13.4
Interest income	(0.2)	(0.2)
Other non-operating income	(0.1)	—
Total	12.9	13.2
LOSS BEFORE INCOME TAXES	(7.8)	(7.4)
Income tax expense	0.1	0.1
NET LOSS	$(7.9)	$(7.5)

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended
	March 30, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7.9)	$(7.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9.6	8.7
Non-cash share-based compensation	2.0	2.9
Impairment on investment	1.4	—
Amortization of debt issuance costs	0.7	0.7
Other	(0.1)	(0.1)
Changes in operating assets and liabilities:
Receivables, net	67.9	49.7
Accounts payable and accrued expenses	(10.5)	(8.1)
Amounts due to founding members and managing member	(7.4)	(2.2)
Deferred revenue	(3.0)	(0.2)
Other, net	(0.7)	(0.7)
Net cash provided by operating activities	52.0	43.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.9)	(3.9)
Purchases of intangible assets from network affiliates	(0.2)	—
Proceeds from notes receivable - founding members	1.4	—
Net cash used in investing activities	(1.7)	(3.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50.0	71.0
Repayments of borrowings	(35.0)	(52.0)
Founding member integration payments	1.0	0.9
Distributions to founding members and managing member	(70.8)	(57.6)
Unit settlement for share-based compensation	0.6	0.3
Net cash used in financing activities	(54.2)	(37.4)
CHANGE IN CASH AND CASH EQUIVALENTS	(3.9)	1.9
CASH AND CASH EQUIVALENTS:
Beginning of period	10.7	3.0
End of period	$6.8	$4.9

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 30, 2017	March 31, 2016
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$201.8	$21.1
Accrued distributions to founding members and managing member	$8.2	$2.0
Increase in cost and equity method investments	$—	$1.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$9.8	$10.7
Cash paid for income taxes, net of refunds	$0.3	$0.1

See accompanying notes to Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc., wholly owned subsidiaries of AMC Entertainment, Inc. (“AMC”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 20 years remaining as of March 30, 2017) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which have terms from one to twenty years.

As of March 30, 2017, NCM LLC had 154,034,513 common membership units outstanding, of which 60,595,401 (39.3%) were owned by NCM, Inc., 37,992,630 (24.7%) were owned by AMC, 27,871,862 (18.1%) were owned by Cinemark and 27,574,620 (17.9%) were owned by Regal. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared the unaudited Condensed Financial Statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 29, 2016 is derived from the audited financial statements of NCM LLC. Therefore, the unaudited Condensed Financial Statements should be read in conjunction with the NCM LLC audited Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2016.

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

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 29, 2016 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors.  The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.  The Company has smaller contracts with thousands of local clients that are not individually significant.  As of March 30, 2017 and December 29, 2016, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three months ended March 30, 2017 and March 31, 2016, the Company had no customers that accounted for more than 10% of revenue.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan.  NCM, Inc. has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors under the NCM, Inc. Equity Incentive Plan.  The Company has not granted stock options since 2012.  In 2016 and 2017, the restricted stock grants for Company officers vest upon the achievement of NCM, Inc. performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment.  A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest.  Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.  The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued.  In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares of restricted stock.  During the three months ended March 30, 2017 and March 31, 2016, NCM, Inc. acquired 720,989 and 581,323 units, respectively, due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.6 million and $0.3 million to NCM LLC for the three months ended March 30, 2017 and March 31, 2016, respectively.

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”) on a prospective basis. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The adoption of ASU 2016-07 did not have a material impact on the unaudited Condensed Financial Statements or notes thereto.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company expects to adopt this guidance using the modified retrospective transition method during the first quarter of 2018. The Company expects to identify the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. The Company does not expect the effect of adopting this guidance to be material to the unaudited Condensed Financial Statements, however, the Company does expect additional disclosures in its notes to the unaudited Condensed Financial Statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies and should be adopted on a prospective basis.  The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is to be adopted on a modified retrospective basis. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. If retrospective application is considered impracticable, retrospective application may be used as of the earliest date practicable. The Company is currently evaluating the impact that adopting this guidance will have on the Condensed Financial Statements or notes thereto.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will have to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Financial Statements or notes thereto.

2. INTANGIBLE ASSETS

Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization.  The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued.  The common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement.

Common Unit Adjustments— In accordance with the Common Unit Adjustment Agreement with the founding members, on an annual basis the Company determines the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year.  In addition, the Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.

During the first quarter of 2017, the Company issued 2,351,029 common membership units to the founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to the Company’s network during the 2016 fiscal year.  Also during the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding Memorandum of Understanding (“MOU”) with AMC to effectuate aspects of a final judgment (the “Final Judgment”) entered into by the Department of Justice (the “DOJ”) in connection with AMC’s acquisition of Carmike Cinemas, Inc. (“Carmike”).  Pursuant to the MOU, the Company issued 18,425,423 common membership units to AMC in respect of the annual attendance at such Carmike theaters in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017.  AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment because it resulted in an extraordinary attendance increase of approximately 9.5%.  Further, the Final Judgment required AMC to transfer advertising rights to 17 theaters from NCM LLC to another advertising provider.  Pursuant to the MOU, AMC surrendered 4,657,673 common membership units in respect of such theaters.  The 4,657,673 common membership units were comprised of (i) 2,850,453 common membership units pursuant to the adjustment for divested theaters in the Common

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Unit Adjustment Agreement and (ii) an additional 1,807,220 common membership units valued at $25.0 million to compensate for NCM LLC’s lost operating income for these theaters during the 10-year term of the Final Judgment. To facilitate the theater transfers, during the first quarter of 2017, AMC and Regal entered into an amendment of its ESA with the Company and Cinemark entered into a waiver of certain rights under its ESA.  The Company recorded a net intangible asset of $201.8 million during the three months ended March 30, 2017 related to these transactions.

During the first quarter of 2016, the Company issued 1,416,515 common membership units to the founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to the Company’s network during the 2015 fiscal year and NCM LLC recorded a net intangible asset of $21.1 million during the three months ended March 31, 2016 as a result of the Common Unit Adjustment.

Integration Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to the Company’s network or (ii) the expiration of the ESA. During the three months ended March 30, 2017 and March 31, 2016, NCM LLC recorded a reduction to net intangible assets of $0.4 million and $0.1 million, respectively, related to integration payments due from AMC related to their acquisitions of theaters from Carmike, as well as, Rave Cinemas and from Cinemark related to their acquisition of theaters from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider.  These integration payments will be received in the second quarter of 2017.  During the three months ended March 30, 2017 and March 31, 2016, AMC and Cinemark paid a total of $1.0 million and $0.9 million, respectively, for their fourth quarter of 2016 integration payments. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.  Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements.

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

•

Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theaters or sale or closure of theaters that are operated by each founding member and included in the Company’s network.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended
Included in the Condensed Statements of Income:	March 30, 2017	March 31, 2016
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$8.4	$7.2
Advertising inventory revenue (included in advertising revenue) (2)	—	0.1
Operating expenses:
Theater access fee (3)	20.6	18.7
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.5	0.3
Administrative fee - managing member (5)	3.4	9.0
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.2	0.2

(1)

For the three months ended March 30, 2017 and March 31, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.

(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)

Comprised of payments per theater attendee and payments per digital screen with respect to the founding member theaters included in the Company’s network, including payments for access to higher quality digital cinema equipment.

(4)	Used primarily for marketing to NCM LLC’s advertising clients.
(5)

Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including the services of the Chief Executive Officer, President, Chief Financial Officer, Executive Vice President, General Counsel and Executive Vice President, People and Organization. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(6)

On December 26, 2013, the Company sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC.  In consideration for the sale, the Company received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member).  The notes bear interest at a fixed rate of 5.0% per annum, compounded annually.  Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

	As of
Included in the Condensed Balance Sheets:	March 30, 2017	December 29, 2016
Purchase of movie tickets and concession products (included in prepaid expenses)	0.3	—
Current portion of notes receivable - founding members (1)	4.2	5.6
Long-term portion of notes receivable - founding members (1)	8.3	8.3
Interest receivable on notes receivable (included in other current assets) (1)	0.2	0.3
Prepaid administrative fees to managing member (2)	0.9	0.8
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (3)	725.0	529.9

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Refer to the discussion of notes receivable from the founding members above.
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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three months ended March 30, 2017 and March 31, 2016 were as follows (in millions):

	Three Months Ended
	March 30, 2017	March 31, 2016
AMC	$2.0	$0.3
Cinemark	1.5	0.4
Regal	1.5	0.4
Total founding members	5.0	1.1
NCM, Inc.	3.2	0.9
Total	$8.2	$2.0

The mandatory distributions of available cash by the Company to its founding members for the three months ended March 30, 2017 of $5.0 million is included in amounts due to founding members on the unaudited Condensed Balance Sheets as of March 30, 2017 and will be made in the second quarter of 2017.  The mandatory distributions of available cash by the Company to its managing member for the three months ended March 30, 2017 of $3.2 million is included in amounts due to managing member on the unaudited Condensed Balance Sheets as of March 30, 2017 and will be made in the second quarter of 2017.

Amounts due to founding members as of March 30, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.7	$1.0	$1.5	$4.2
Cost and other reimbursement	(1.2)	(0.1)	—	(1.3)
Distributions payable to founding members	2.0	1.5	1.5	5.0
Total amounts due to founding members	$2.5	$2.4	$3.0	$7.9

Amounts due to founding members as of December 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.6	$0.9	$1.4	$3.9
Cost and other reimbursement	(0.7)	(0.4)	—	(1.1)
Distributions payable to founding members	12.3	13.6	14.0	39.9
Total amounts due to founding members	$13.2	$14.1	$15.4	$42.7

Amounts due to/from managing member were comprised of the following (in millions):

	As of
	March 30, 2017	December 29, 2016
Distributions payable to managing member	$3.2	$30.9
Cost and other reimbursement	(12.2)	(5.1)
Total amounts due (from) to managing member	$(9.0)	$25.8

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM Inc.’s common stock on a one-for-one basis, or at NCM Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock.  During the fourth quarter of 2015, AMC exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.’s common stock.  These shares remained outstanding as of March 30, 2017.

Memorandum of Understanding with AMC— Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. AMC also agreed to reimburse the Company for its incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, its financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the three months ended March 30, 2017, the Company incurred $0.8 million of these costs, which were recorded as a reduction to “Amounts due to founding members” within the Condensed Balance Sheets.

AC JV, LLC Transactions—In December 2013, the Company sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.  The Company’s investment in AC JV, LLC was $1.1 million and $1.0 million as of March 30, 2017 and December 29, 2016, respectively.

Related Party Affiliates—The Company has an agreement with LA Live, an affiliate of The Anschutz Corporation to provide in-theater advertising. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three months ended March 30, 2017 and March 31, 2016, there was an inconsequential amount included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of March 30, 2017 and December 29, 2016, respectively.

Other Transactions—NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook pre-show.  During the three months ended March 30, 2017 and March 31, 2016, NCM LLC recorded approximately $0.3 million and $0.4 million, respectively, in revenue from AEG Live. As of March 30, 2017 and December 29, 2016, the Company had approximately $0.3 million and $0.2 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. BORROWINGS

The following table summarizes the Company’s total outstanding debt as of March 30, 2017 and December 29, 2016 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	March 30, 2017	December 29, 2016	Maturity Date	Interest Rate
Revolving credit facility	$30.0	$15.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	250.0	August 15, 2026	5.750%
Total borrowings	$950.0	$935.0
Less: debt issuance costs related to term loans and senior notes	(10.2)	(10.7)
Carrying value of long-term debt	$939.8	$924.3

(1)	The interest rates on the revolving credit facility and term loans are described below.

Senior Secured Credit Facility—As of March 30, 2017, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, the Company entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $40.0 million from $135.0 million to $175.0 million.

Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of March 30, 2017, the Company’s total availability under the $175.0 million revolving credit facility was $143.8 million, net of a $1.2 million letter of credit.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of March 30, 2017 was 2.95%.

Term Loans—The interest rate on the term loans is a rate chosen at the Company’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of March 30, 2017 was 3.54%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of March 30, 2017, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  As of March 30, 2017, the Company’s consolidated net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.000% Senior Secured Notes (the “Notes due 2022”) for which the registered exchange offering was completed on November 26, 2012.  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2012.  The Notes due 2022 are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility. The Notes due 2022 contain certain non-maintenance covenants with which the Company was in compliance as of March 30, 2017.

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Unsecured Notes due 2026—On August 19, 2016, the Company completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”).  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of the Company and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility.  The Notes due 2026 will rank equally in right of payment with all of the Company’s existing and future senior indebtedness, including the Notes due 2022, the Company’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.  The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that the Company may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026.  The Company does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that the Company may form or acquire in the future except in very limited circumstances. The Notes due 2026 contain certain non-maintenance covenants with which the Company was in compliance as of March 30, 2017.

5. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from one to twenty years, prior to any renewal periods of which some are at the option of the Company.  As of March 30, 2017, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $60.3 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions.  As of March 30, 2017 and December 29, 2016, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the network affiliate.

Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this increase occurring for fiscal year 2017, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of March 30, 2017 and December 29, 2016, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

NATIONAL CINEMEDIA, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other investments consisted of the following (in millions):

	As of
	March 30, 2017	December 29, 2016
Investment in AC JV, LLC (1)	$1.1	$1.0
Other investments (2)	4.2	5.6
Total	$5.3	$6.6

(1)	Refer to Note 3—Related Party Transactions.
(2)

The Company received equity securities in privately held companies as consideration for a portion of advertising contracts.  The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the three months ended March 30, 2017, the Company recorded an other-than-temporary impairment charge of $1.4 million on one of its investments due to a significant deterioration in the business prospects of the investee during the three months ended March 30, 2017, which brought the investment to a remaining value of $0.0 million. The fair value of the other investments has not been estimated as of March 30, 2017 and December 29, 2016 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of those investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of March 30, 2017 and December 29, 2016, the Company had notes receivable totaling $12.5 million and $13.9 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 3—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of March 30, 2017		As of December 29, 2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$272.5	$270.0	$272.7
Notes due 2022	400.0	412.0	400.0	414.5
Notes due 2026	250.0	253.8	250.0	256.7

(1)

The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2016.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2016.

Overview

We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in FirstLook, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (approximately 20 years remaining as of March 30, 2017) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between July 14, 2017 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 17.6 years as of March 30, 2017. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 97% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (90% digital cinema projectors and 10% LCD projectors) as of March 30, 2017.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with officers to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local and regional advertising pricing (CPM), local and regional advertising rate per screen per week, local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future distributions to members.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 28, 2017 for the Company’s fiscal year ended December 29, 2016.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except margin data):

			% Change
	Q1 2017	Q1 2016	Q1 2017 to Q1 2016
Revenue	$71.9	$76.2	(5.6%)
Operating expenses:
Advertising	43.2	41.3	4.6%
Network, administrative and unallocated costs	23.6	29.1	(18.9%)
Total operating expenses	66.8	70.4	(5.1%)
Operating income	5.1	5.8	(12.1%)
Non-operating expenses	12.9	13.2	(2.3%)
Income tax expense	0.1	0.1	0.0%
Net loss	$(7.9)	$(7.5)	5.3%

Adjusted OIBDA	$17.6	$24.0	(26.7%)
Adjusted OIBDA margin	24.5%	31.5%	(7.0%)
Total theater attendance (in millions) (1)	181.5	172.3	5.3%

(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs and Chief Executive Officer transition costs.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, or costs associated with the resignation of the Company’s former Chief Executive Officer. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2017	Q1 2016
Operating income	$5.1	$5.8
Depreciation and amortization	9.6	8.7
OIBDA	$14.7	$14.5
Share-based compensation costs (1)	2.7	6.6
CEO transition costs (2)	0.2	2.9
Adjusted OIBDA	$17.6	$24.0
Total revenue	$71.9	$76.2
Adjusted OIBDA margin	24.5%	31.5%

(1)

Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member (includes $2.3 million of expense associated with modifying the former CEO’s equity awards in the first quarter of 2016) in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $2.0 million and $2.9 million for the three months ended March 30, 2017 and March 31, 2016, respectively.

(2)

Chief Executive Officer transition costs represent severance, consulting and other costs and are primarily included in administrative fee – managing member in the accompanying unaudited Condensed Financial Statements.

Basis of Presentation

The results of operations data for the three months ended March 30, 2017 (first quarter of 2017) and March 31, 2016 (first quarter of 2016) was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

Results of Operations

First Quarter of 2017 and First Quarter of 2016

Revenue. Total revenue decreased 5.6%, from $76.2 million for the first quarter of 2016 to $71.9 million for the first quarter of 2017.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2017	Q1 2016	Q1 2017 to Q1 2016	Q1 2017 to Q1 2016
National advertising revenue	$44.4	$50.2	$(5.8)	(11.6%)
Local and regional advertising revenue	19.1	18.8	0.3	1.6%
Founding member advertising revenue from beverage concessionaire agreements	8.4	7.2	1.2	16.7%
Total revenue	$71.9	$76.2	$(4.3)	(5.6%)

The following table shows data on theater attendance and revenue per attendee for the first quarter of 2017 and the first quarter of 2016:

			% Change
	Q1 2017	Q1 2016	Q1 2017 to Q1 2016
National advertising revenue per attendee	$0.245	$0.291	(15.8%)
Local and regional advertising revenue per attendee	$0.105	$0.109	(3.7%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.350	$0.400	(12.5%)
Total advertising revenue per attendee	$0.396	$0.442	(10.4%)
Total theater attendance (in millions) (1)	181.5	172.3	5.3%

(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $5.8 million, or 11.6%, decrease in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 13.7% decrease in national advertising CPMs (excluding beverage) in the first quarter of 2017, compared to the first quarter of 2016. The decrease in national advertising CPMs was due primarily to lower CPMs on upfront commitments, including content partners, year over year due to the timing and mix of spending by these advertisers. National advertising revenue also declined due to a 1.3% decrease in impressions sold, which resulted in a decrease in national inventory utilization from 81.3% for the first quarter of 2016 to 76.2% for the first quarter of 2017 on a 5.3% increase in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. Impressions sold decreased due to lower demand in the scatter market, partially offset by higher content partner spending, during the first quarter of 2017, compared to the first quarter of 2016. The largest decrease in revenue came from automotive and entertainment customers, which are typically our two largest advertiser categories.  These decreases to revenue were partially offset by a 2.1% increase in online, mobile and other revenue not included in the inventory measured by impressions sold or CPMs.

Local and regional advertising revenue. The $0.3 million increase, or 1.6%, increase in local and regional advertising revenue was primarily driven by an increase in revenue from contracts greater than $100,000, whereby they had a 5.3% increase in contract volume and a 4.8% decrease in average contract value for the first quarter of 2017, compared to the first quarter of 2016, as well as, higher online and mobile revenue during the first quarter of 2017, compared to the first quarter of 2016.

Founding member beverage revenue. The $1.2 million, or 16.7%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was due to a 10.2% increase in beverage revenue CPMs and a 3.4% increase in founding member attendance in the first quarter of 2017, compared to the first quarter of 2016.  The 2017 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2016 to 2017, which increased 10.2%.

Operating expenses. Total operating expenses decreased $3.6 million, or 5.1%, from $70.4 million for the first quarter of 2016 to $66.8 million for the first quarter of 2017.  The following table shows the changes in operating expense for the first quarter of 2017 and the first quarter of 2016 (in millions):

			$ Change	% Change
	Q1 2017	Q1 2016	Q1 2017 to Q1 2016	Q1 2017 to Q1 2016
Advertising operating costs	$5.0	$5.0	$—	0.0%
Network costs	4.2	4.5	(0.3)	(6.7%)
Theater access fees—founding members	20.6	18.7	1.9	10.2%
Selling and marketing costs	18.1	18.6	(0.5)	(2.7%)
Administrative and other costs	5.9	5.9	—	0.0%
Administrative fee—managing member	3.4	9.0	(5.6)	(62.2%)
Depreciation and amortization	9.6	8.7	0.9	10.3%
Total operating expenses	$66.8	$70.4	$(3.6)	(5.1%)

Advertising operating costs. Advertising operating costs remained consistent at $5.0 million for the first quarter of 2016 and the first quarter of 2017.

Network costs. Network costs decreased $0.3 million, or 6.7%, from $4.5 million for the first quarter of 2016 to $4.2 million for the first quarter of 2017. This decrease was primarily the result of a $0.3 million decrease in personnel related expenses due primarily to lower bonus expense and lower non-cash share-based compensation expense related to lower performance against targets.

Theater access fees—founding members. Theater access fees increased $1.9 million, or 10.2%, from $18.7 million in the first quarter of 2016 to $20.6 million in the first quarter of 2017. The increase was due to a $1.5 million increase in the fee associated with founding member attendance and a $0.4 million increase in the fee associated with the founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment. The $1.5 million increase in theater access fees based upon attendance increased $0.9 million due to a contractual 8% increase (the payment per patron rate increase occurs every five years with this increase taking place in 2017) and $0.6 million due to a 3.4% increase in founding member attendance during the first quarter of 2017, compared to the first quarter of 2016. The $0.4 million increase in digital screen fees increased primarily due to an annual 5% increase specified in the ESAs.

Selling and marketing costs. Selling and marketing costs decreased $0.5 million, or 2.7%, from $18.6 million for the first quarter of 2016 to $18.1 million for the first quarter of 2017. This decrease was primarily due to 1) a decrease of $1.1 million in personnel related expenses due primarily to lower bonus expense and lower non-cash share-based compensation expense related to lower performance against targets and 2) a decrease of $0.6 million in non-cash barter expense related to the nature and timing of these expenses. These decreases to selling and marketing costs were partially offset by a $1.4 million non-cash impairment charge recorded during the first quarter of 2017 on an investment obtained in prior years in exchange for advertising services.

Administrative and other costs. Administrative and other costs remained consistent at $5.9 million for the first quarter of 2016 and the first quarter of 2017.

Administrative fee – managing member. Administrative fee-managing member decreased $5.6 million, or 62.2% from $9.0 million for the first quarter of 2016 to $3.4 million for the first quarter of 2017. The decrease was due primarily to 1) $2.7 million lower CEO transition costs because of severance expense that occurred during the first quarter of 2016 and 2) $2.3 million of expense related to the modification of the former CEO’s equity awards that occurred during the first quarter of 2016. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 10.3%, from $8.7 million for the first quarter of 2016 to $9.6 million for the first quarter of 2017 primarily due to an increase in depreciation expense as more assets were placed into service and an increase in amortization expense of intangible assets related primarily to common membership units issued to the founding members during the last year.

Non-operating expenses.  Total non-operating expenses decreased $0.3 million, or 2.3%, from $13.2 million for the first quarter of 2016 to $12.9 million for the first quarter of 2017.  The following table shows the changes in non-operating expense for the first quarter of 2017 and the first quarter of 2016 (in millions):

			$ Change	% Change
	Q1 2017	Q1 2016	Q1 2017 to Q1 2016	Q1 2017 to Q1 2016
Interest on borrowings	$13.2	$13.4	$(0.2)	(1.5%)
Interest income	(0.2)	(0.2)	—	0.0%
Other non-operating income	(0.1)	—	(0.1)	(100.0%)
Total non-operating expenses	$12.9	$13.2	$(0.3)	(2.3%)

The decrease in non-operating expense was due primarily to a $0.2 million decrease in interest on borrowings related to a lower balance on our revolving credit facility, partially offset by a higher LIBOR rate on our term loans.

Net Loss. Net loss increased $0.4 million from $7.5 million for the first quarter of 2016 to $7.9 million for the first quarter of 2017.  The increase in the net loss was due to a decrease in operating income of $0.7 million, partially offset by a decrease in non-operating expenses of $0.3 million, as described above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Our Marketplace—Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national and local advertisers.  Further, we could negatively be impacted by factors that could reduce the viewership of our FirstLook pre-show, such as the expansion of reserve seating (utilized in approximately 36% of our network as of April 27, 2017), an increase in the number and length of trailers for upcoming films and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in FirstLook pre-show engagement and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums. We continue to participate in the television upfront advertising selling process and believe that over time, a shift toward more upfront commitments, would allow us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter volatility. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase and we would need to rely on the scatter market to replace those commitments. In addition, advertising sold through our upfront commitments may be placed throughout the period very irregularly which may affect our overall sales; for example, if a substantial portion of advertising from our upfront commitments is scheduled for peak periods of advertising demand, we will have fewer peak period advertising slots available for sale into the scatter market. We experienced lower demand in the scatter market during the first quarter of 2017, which if it continues may adversely impact our operating results.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first quarter of 2017 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2016	17,022	3,526	20,548
New affiliates (1)	—	292	292
AMC screen transfers (2)	(318)	—	(318)
Closures, net of openings	(6)	(11)	(17)
Balance as of March 30, 2017	16,698	3,807	20,505

(1)	Represents three new affiliates added to our network during the first quarter of 2017.
(2)	Refer to Memorandum of Understanding with AMC below for further information.

Thus far in 2017, we have also contracted with two other new network affiliates for 77 screens that will be added to our network later in 2017. We believe that adding screens and attendees to our network will provide our advertising clients with a better marketing product with increased reach and improved geographic coverage.  We have begun to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that we believe will provide a better product offering and should expand our overall national client base.  We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

Memorandum of Understanding with AMC—During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding MOU with AMC to effectuate aspects of the Final Judgment entered into by the DOJ in connection with AMC’s acquisition of Carmike.  Pursuant to the MOU, AMC received common membership units in respect of the annual attendance at such Carmike theaters in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017.  Because these theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters.  The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA.

Further, during the first quarter of 2017, AMC transferred 17 theaters (318 screens) to another advertising provider in accordance with the Final Judgment, for which AMC surrendered common membership units during the first quarter of 2017.  At the end of the 10-year term of the Final Judgment, these theaters will revert back to us.  Also, in April 2017, AMC completed a sale of five theaters on our network pursuant to the Final Judgment.  AMC will surrender common unit membership units to us for these divestures pursuant to the Common Unit Adjustment Agreement at the next Adjustment Date.  These 22 transferred and sold theaters represent approximately 1.3% of our total theater network as of March 30, 2017.  The Common Unit Adjustments are discussed further within Trends Related to Ownership below.

Lastly, AMC also agreed to reimburse us for our incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, our financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the first quarter of 2017, we incurred $0.8 million of these costs, which were recorded as a reduction to “Amounts due to founding members” within the Condensed Balance Sheets.

Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.6% over the last four years.  In the first quarter of 2017, we experienced a decline of 13.7%, in national advertising CPMs (excluding beverage revenue) compared to the first quarter of 2016.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last four years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.

Beverage Revenue—Under the ESAs, up to 90 seconds of the FirstLook program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first quarter of 2017 and the first quarter of 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by us.  Due to a 10.2% increase in segment one CPMs in 2017, the CPM on our beverage concessionaire revenue increased during the first quarter of 2017 by 10.2% and the remainder of 2017 will increase by an equivalent percentage.

Theater Access Fees—In consideration for our access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with this increase occurring for fiscal year 2017 and the payment per digital screen increases annually by 5%. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of March 30, 2017, 90% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of March 30, 2017 and December 29, 2016, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

Trends and Uncertainties Related to Liquidity and Financial Performance

Debt—During the past several years, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due in 2021. The remaining proceeds, after the payment of fees and the redemption premium were used to pay down the balance on our revolving credit facility.  As a result of these financing transactions on our revolving credit facility and senior notes, we extended the average maturities of our debt and as of March 30, 2017 the weighted average remaining maturity was 5.4 years.  As of March 30, 2017, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which we were in compliance at March 30, 2017, including a consolidated net senior secured leverage ratio as of March 30, 2017 of 3.1 versus a covenant of 6.5 times for each quarterly period.  For purposes of calculating the net consolidated senior secured leverage ratio (senior secured debt divided by Adjusted OIBDA), Adjusted OIBDA includes integration payments by the founding members.  We are permitted to make quarterly dividend payments and other payments based on leverage ratios for us and any subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times. Refer to Note 4—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information regarding our borrowings.

Trends Related to Ownership

Common Unit Adjustments—In accordance with the Common Unit Adjustment Agreement with the founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year.  In addition, the Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.

During the first quarter of 2017, the following Common Unit Adjustments occurred.

1.

Annual Common Unit Adjustment for 2016 Fiscal Year—During the first quarter of 2017, we issued approximately 2.4 million common membership units to the founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to our network during the 2016 fiscal year.

2.

Extraordinary Common Unit Adjustment for AMC’s Acquisition of Carmike—Pursuant to the MOU, we issued approximately 18.4 million common membership units to AMC in respect of the annual attendance at Carmike theaters in accordance with the Common Unit Adjustment Agreement.  AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment for this acquisition because it resulted in an extraordinary attendance increase of approximately 9.5%.

3.

Surrendered Units for AMC Screen Transfers—The Final Judgment required AMC to transfer advertising rights to 17 theaters from us to another advertising provider.  Pursuant to the MOU, AMC surrendered to us approximately 4.7 million common membership units in respect of such theaters.  The 4.7 million common membership units were comprised of (i) approximately 2.9 million common membership units pursuant to the adjustment for divested theaters in the Common Unit Adjustment Agreement and (ii) approximately 1.8 million common membership units valued at $25.0 million to compensate for lost operating income for these theaters during the 10-year term of the Final Judgment.

AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 30, 2017	December 29, 2016	March 31, 2016	Q1 2017 to YE 2016	Q1 2017 to Q1 2016
Cash and cash equivalents	$6.8	$10.7	$4.9	$(3.9)	$1.9
Revolver availability (1)	143.8	158.8	50.0	(15.0)	93.8
Total liquidity	$150.6	$169.5	$54.9	$(18.9)	$95.7

(1)

The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total capacity under the revolving credit facility was $175.0 million as of March 30, 2017 and December 29, 2016 and $135.0 million as of March 31, 2016.

We have generated and used cash as follows (in millions):

	Q1 2017	Q1 2016
Operating cash flow	$52.0	$43.2
Investing cash flow	$(1.7)	$(3.9)
Financing cash flow	$(54.2)	$(37.4)

•

Operating Activities. The $8.8 million increase in cash provided by operating activities for the first quarter of 2017, compared to the first quarter of 2016 was due primarily to an increase in the change in accounts receivable of approximately $18.2 million related to higher collections primarily from higher fourth quarter of 2016 revenue, compared to fourth quarter of 2015, partially offset by 1) a $5.2 million larger decrease in the amounts due to the founding member and managing member, 2) a $2.4 million larger decline in accounts payable and accrued expenses related to lower accrued bonus expense and a lower makegood liability during the first quarter of 2017, compared to the first quarter of 2016 and 3) a larger decline in deferred revenue of $2.8 million during the period.

•

Investing Activities. The $2.2 million decrease in cash used in investing activities for the first quarter of 2017, compared to the first quarter of 2016 was due primarily to $1.4 million of higher proceeds from founding member notes receivable due to timing of the payments and $1.0 million lower purchases of property, plant and equipment.

•

Financing Activities. The $16.8 million increase in cash used in financing activities during the first quarter of 2017, compared to the first quarter of 2016 was due primarily to a $13.2 million increase in distributions to founding members and the managing member and a $4.0 million decrease in proceeds from borrowings, net of repayments under our revolving credit facility.

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand.  Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.).  The available cash distribution to the members of NCM LLC for the three months ended March 30, 2017 was approximately $8.2 million.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2016 and incorporated by reference herein.  As of March 30, 2017, there were no significant changes in those critical accounting policies.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2016 and incorporated by reference herein.  We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended March 30, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of March 30, 2017, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan.  A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $30.0 million revolving credit balance and $270.0 million term loan outstanding as of March 30, 2017.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2016 and incorporated by reference herein.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure.  As of March 30, 2017, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 30, 2017 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 28, 2017 for the fiscal year ended December 29, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	Amendment to Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.
10.2	(2)	Amendment to Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.
10.3	(3)	Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.
10.4	(4)	Director Service Agreement dated April 28, 2017, among National CineMedia, Inc., National CineMedia, LLC and Scott Schneider.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 10.1 to NCM Inc.’s Form 8-K (File No. 001-33296) filed on March 15, 2017.
(2)	Incorporated by reference to Exhibit 10.2 to NCM Inc.’s Form 8-K (File No. 001-33296) filed on March 15, 2017.
(3)	Incorporated by reference to Exhibit 10.3 to NCM Inc.’s Form 8-K (File No. 001-33296) filed on March 15, 2017.
(4)	Incorporated by reference to Exhibit 10.1 to NCM Inc.’s Form 8-K (File No. 001-33296) filed on May 4, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, LLC (Registrant)

By: National CineMedia, Inc., its manager

Date:	May 8, 2017	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2017	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)