Form 10-K
period 2017-12-28
National CineMedia, LLC
filed 2018-03-14
CIK 1527190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Smaller reporting company	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Emerging growth company	☐
Accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 27, 2018, the registrant had 154,081,334 common membership units outstanding (excludes restricted shares which have vested and stock options which have been exercised subsequent to December 28, 2017). The common membership units are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of National CineMedia, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018 and National CineMedia, Inc.’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 28, 2017 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

•	“Founding members” refers to AMC, Cinemark and Regal.
•	“OIBDA” refers to operating income before depreciation and amortization expense.
•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs, merger-related administrative costs, CEO transition costs and early lease termination expense.
•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.
•	“DCN” refers to NCM LLC’s Digital Content Network.

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

Risks Related to Our Business and Industry

•	Significant declines in theater attendance or viewership of the Noovie pre-show;
•	our plans for developing additional revenue opportunities may not be implemented and may not be achieved;
•	competition within the overall advertising industry;
•	not maintaining our technological advantage;
•	national, regional and local economic conditions;
•	the loss of any major content partner or advertising customer;
•	changes to relationships with our founding members;
•	founding member and network affiliate government regulation could slow growth;

•	failure to effectively manage or continue our growth;
•	failures or disruptions in our technology systems;
•	infringement of our technology on intellectual property rights owned by others;
•	the content we distribute and user information we collect and maintain through our in-theater, online or mobile services may expose us to liability;
•	changes in regulations relating to the Internet or other areas of our online or mobile services;
•	our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable; and
•	our inability to retain or replace our senior management.

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

PART I

Item 1.  Business

The Company

NCM LLC was organized on March 29, 2005 and began operations on April 5, 2005. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC and held 49.5% of the common membership units in NCM LLC as of December 28, 2017.  NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 50.5% of NCM LLC’s common membership units as of December 28, 2017.

We have long-term ESAs with our founding members (over 19 years remaining as of December 28, 2017) and multi-year agreements with certain third-party theater circuits, referred to in this document as “network affiliates,” which expire at various dates between May 31, 2018 and July 22, 2031. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions.

Our Business

We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences.

We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our Lobby Entertainment Network (“LEN”), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising across our Noovie digital products as well as through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater.

We believe that the broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.

On-Screen Advertising

Noovie—Our on-screen Noovie pre-show was launched in September of 2017 replacing our prior pre-show called FirstLook. Our pre-show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuit partners. Noovie gives movie audiences a reason to arrive early to discover what’s next in entertainment, and it consists of national, regional and local advertising, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).

Noovie generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time, when the movie trailers and feature film begin. The trailers that run before the feature film are not part of Noovie.

Because Noovie is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of Noovie each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations, and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. It also enables us to incorporate the branding of a specific theater circuit if desired. We rotate Noovie’s long-form content segments between theaters approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content.

We also have the capability to deliver three-dimensional (“3-D”) advertising campaigns within a 3-D version of the Noovie pre-show program prior to 3-D feature films.

All versions of Noovie are produced by our internal creative team, which is cost-effective and gives us significant flexibility. We also offer pre- and post-production advertising creative services to our clients (primarily local clients who may not have their own creative agency) for a fee.

Show Structure—Noovie is comprised of up to four segments, each approximately four to seven minutes in length.

•

Segment four is the first section of Noovie and begins approximately 20 to 30 minutes prior to the advertised show time. Entertaining content is a core element of Noovie, and NCM programs an exclusive Noovie content pod at the beginning of the show that gives audiences a look at “what’s Noovie” in their world, including movies Noovie Backlot and Noovie Genius), music Noovie Soundcheck), trivia (Name That Movie), local, and more. This Noovie pod is followed by local advertising.

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

The Noovie pre-show typically includes the following:

National, Regional and Local Advertising—On-screen advertising in Noovie is sold on a cost per thousand (“CPM”) basis to national clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients.

Local and regional advertising is primarily sold on a per-screen, per-week basis and can also be sold on a CPM basis. The Noovie pre-show inventory is also available in the STRATA and Mediaocean systems, media buying and selling softwares which allow advertising agencies to buy cinema advertising in the “National Spot TV” marketplace where advertising is purchased by national advertisers in several markets of their own selection. Being able to buy both TV and cinema locally in the National Spot marketplace makes it significantly easier for agencies to include cinema in the media mix for their clients and allows us to tap into the pool of advertising dollars budgeted for National Spot.

Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. As of December 28, 2017, 541 national advertisers across a wide variety of industries have advertised with us. During the year ended December 28, 2017, we derived 70% of our advertising revenue from national clients (including advertising agencies that represent our clients) and 23% of our advertising revenue from thousands of regional and local advertisers across the country (including advertising agencies that represent these clients).

Content. Beyond the Noovie-branded content at the beginning of the pre-show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners make available to us original entertainment content segments that are entertaining, informative or educational in nature in the Noovie program and make commitments to buy a portion of our advertising inventory at a specified CPM over a one or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features behind-the-scenes looks at the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products.  In the first nine months of 2017, all of our content partners provided approximately two-minute segments. Following the launch of the Noovie pre-show in September 2017, the content partners provided approximately 90 second segments.

PSA. We had four agreements to exhibit a 40-second courtesy “silence your cell phone” PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films, one with an insurance company, one with a home security company, one with a motion picture studio and another with a candy company which all expired at the end of 2017. Three of these agreements have re-signed for 2018.

3-D Advertising. We also sell 3-D advertising, which runs prior to select 3-D films. These 3-D advertisements are placed at the end of the Noovie pre-show, after a message instructing the movie audience to put on their 3-D glasses, so that the glasses can be kept on throughout the remainder of Noovie, the film trailers and the 3-D feature film to provide for a better experience. 3-D advertisements provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily to the fact that 3-D advertisements have heightened recall (based on third-party research).

Name That Movie. During 2017, we entered into a licensing agreement authorizing the production of Name That Movie trivia segments for our Noovie pre-show, social media channels and future digital properties in order to further entertain and engage moviegoers. We also offer the opportunity for our advertising customers to sponsor the Name That Movie segments and incorporate advertising into the game.

Beverage Advertising—We also have a long-term agreement to exhibit the advertising of the founding members’ beverage supplier. Under the ESAs, up to 90 seconds of the Noovie program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements at a rate intended to approximate a market rate (per the ESA, the annual CPM change equals the prior year annual percentage change in the advertising CPM charged to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC). Each of the founding members has a relationship with a beverage concessionaire supplier under which they are obligated to provide on-screen advertising time as part of their agreement to purchase branded beverages sold in their theaters. During 2017, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members. During 2017, the beverage concessionaire revenue from the founding members’ beverage agreements was 7% of our total revenue. In the instance of encumbered theaters, we remain entitled to these beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.

Theater Circuit Messaging—The Noovie program also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 12 minutes of show time, and the remainder placed at our discretion.

Lobby Advertising

Lobby Entertainment Network—Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped founding members’ theaters, as well as the majority of our network affiliate theaters. As of December 28, 2017, our LEN had 3,054 screens in 1,536 theaters in our network. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas.  Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all lobby screens within a given theater, which we believe provides the maximum impact for our advertisers.

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

Beginning in 2017 we have agreements with vendors enabling us to sell advertising on digital banner and screen equipment within certain exhibitor theater lobbies.

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

Digital Advertising

At its core, Noovie is NCM’s pre-show that audiences experience before the movie, but Noovie also stretches beyond the theater as an integrated digital ecosystem delivering entertaining content, purposeful commerce, and interactive gaming opportunities. The Noovie pre-show serves as a “trailer” for the Noovie digital experience, driving movie audiences from the big screen to NCM’s digital properties and back again. We believe that by creating a compelling consumer experience for moviegoers, we can further enhance the marketability of our product offerings to our advertising customers. The Noovie digital ecosystem is designed to provide digital advertising inventory and capture exclusive first party data and includes:

Gaming—During 2017, we acquired Fantasy Movie League, a box office predictions game that combines the fierce competition of fantasy sports with the world of entertainment and movies. Fantasy Movie League can currently be played online at FantasyMovieLeague.com or through the Fantasy Movie League iOs app, and it is promoted on-screen in our Noovie pre-show to help grow Fantasy Movie League’s gaming audience.

Additionally, during 2017, we began development of the first Noovie, app Noovie ARcade, created to bring augmented reality gaming to the big screen and beyond. We intend to roll it out in select markets in 2018 with a national roll-out to follow.

Cinema Accelerator—In addition to our ad-supported consumer-facing digital products, our Cinema Accelerator digital product expands cinema advertising beyond the theater environment to reach digitally-connected moviegoers before and after the movie experience, both online and on mobile devices. Cinema Accelerator identifies moviegoers through exclusive first party data sources including geo-location services, beacons and transaction data for the moviegoers that enter the theaters in our network. Using the moviegoer as our filter, we can target specific demographics, genres or layer on other data to provide to our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and Facebook newsfeeds to reach moviegoers wherever they may be seeking entertainment information and content.

We sell NCM’s digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling.

We believe that our new and upcoming digital products can be sold with additional in-theater advertisements as integrated marketing packages as discussed in “Business – Our Strategy”. We plan to continue to invest in our digital platform in 2018.

Our Network

In-theater advertising and entertainment content is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America.

Through the use of our proprietary DCN and Digital Content Software (“DCS”), we are able to schedule, deliver, play and reconcile advertising and entertainment content for Noovie and the LEN on a national, regional, local, theater and auditorium level.

The DCN is the combination of a satellite distribution network and a terrestrial management network. We also employ a variety of technologies that aid in distribution where the satellite delivery is not available to provide uninterrupted service to our network of theaters. The DCN is controlled by our Network Operations Center (“NOC”) located in our headquarters in Centennial, CO, which operates 24 hours a day, seven days a week to proactively monitor and manage approximately 730,000 alarm points and approximately 117,000 hardware devices in movie theaters throughout the country. DCN dynamically controls the quality, placement, timing of playback and completeness of content within specific auditoriums, and it also allows us to monitor and initiate repairs to the equipment in our digital network of theaters.

Advertising and entertainment content for our Noovie pre-show and LEN is uploaded from our NOC to our satellite distribution network and is delivered via multicast technology to the theaters in our network and received by our Alternative Content Engine (“ACE”). The ACE holds the content until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has a hardware and software architecture that controls the content to be shown. After playback of content, confirmation of playback is returned via satellite to our NOC to be included in “post” reports provided to our advertising clients.

According to Nielsen, more than 700 million moviegoers annually attend theaters that are currently under contract to present the Noovie pre-show and LEN programming, including the founding members and over 50 leading national and regional theater network affiliates. A summary of the screens and theaters in our advertising network is set forth in the table below:

Our Network

(As of December 28, 2017)

	Advertising Network
	Theaters	Total Screens	% of Total
Founding Members	1,262	16,808	80.6%
Network Affiliates	419	4,042	19.4%
Total	1,681	20,850	100.0%

As of December 28, 2017, our Noovie pre-show was displayed on 100% of network movie screens using digital projectors, with approximately 98% of those screens receiving content through our DCN, representing approximately 98% of our total network attendance. As of December 28, 2017, 19,306, or 93%, of 20,850 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. Those screens not connected to our DCN display national and regional advertisements on digital projectors with content delivered on USB drives that are shipped to the theaters via overnight delivery services.

Our Team

We had 572 employees as of December 28, 2017. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, Chicago, and Detroit, and our software development office in Minneapolis.  We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S.  None of our employees are covered by collective bargaining agreements.  We believe that we have a good relationship with our employees.

Sales, Marketing, Research and Creative—We sell our in-theater and online advertising products through our national, local and regional, and digital sales teams.

As of December 28, 2017, we had 31 advertising sales and client development related employees (including management and sales support staff) within our national sales group.  During 2017, approximately 27% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain sales targets in order to enhance coordination and teamwork.  Our national sales organization has proven to be profitable and scalable, as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills, CA (outside Los Angeles), Chicago and Detroit.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of 117 screens per representative. Their responsibility is to sell cinema and digital advertising to local clients as well as larger regional and spot advertisers. During 2017, approximately 67% of the compensation for local and regional sales staff was based on an individual sales commission on collected sales. As of December 28, 2017, we had 201 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell. In early 2018, we re-envisioned the management of our local and regional sales team and reduced the number of local and regional sales leadership in order to minimize overhead costs.

We market our advertising products through our marketing group located primarily in our New York City sales office. We aggressively market and sell directly to clients as well as advertising agencies, including our participation in the upfront advertising marketplace (the “Upfront”). Based on the success of our Upfront efforts, we believe that we are capturing additional market share from traditional advertising media platforms such as broadcast and cable television. We also believe that enhanced research regarding cinema advertising and expanded analytics about our network has aided our sales efforts by providing our customers with compelling statistical evidence of the superiority of our cinema advertising products relative to other advertising mediums based on metrics such as brand recognition, message recall, and likeability which can enable them to target their customers. Our research team conducts our own proprietary studies, and we also commission third-party market research to assist our sales team. We also promote our advertising products through public relations, social media and advertising in national trade publications. As of December 28, 2017, this team had 33 personnel based primarily in New York that focus on the marketing, research, public relations and corporate development aspects of our business.

Our media and creative services department, based primarily in our Centennial, CO headquarters, uses state-of-the-art proprietary and non-proprietary technologies and practices to ensure the highest possible cinematic image and sound quality for our Noovie pre-show and LEN programming distributed over our network. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, or as part of their advertising commitment, including audio enhancements, color correction and noise reduction. We believe that our expertise in creating and optimizing content for cinema playback within our Noovie pre-show has been instrumental in our ability to provide a better experience for movie audiences, as well as enhances our ability to attract and retain our on-screen advertising clients and build and retain relationships with network affiliates. For national and regional clients, our expertise in cinematic production and our ability to tailor advertisements developed for television, online or mobile to the high-definition cinema playback format required for the big screen allows our media team to use existing advertising creative, making it easier to add cinema to their media mix. For local clients, our ability to serve as a creative agency and develop full sight, sound and motion high-definition cinema advertisements to meet their needs and budget reduces a significant barrier to entry for smaller businesses. During 2017, we produced and performed post-production services for approximately 39% of the local advertisements that played across our network. The founding members also engage us for the production of their on-screen concession product advertisements and policy trailers. As of December 28, 2017, we had 38 personnel that focused on the media, production and creative services aspects of our business.

Operations, Planning and Digital Gaming—As of December 28, 2017, we had 128 employees based primarily in our Centennial, CO headquarters that focused on the sales operations, planning, network operations and digital gaming development aspects of our business.

Enterprise Information Systems, Finance, Legal, Human Resources, Affiliate Partnerships and Administration—As of December 28, 2017, we had 141 employees based primarily in our Centennial, CO headquarters that focused on the Enterprise Information Systems, Finance, Legal, Human Resources, Affiliate Partnerships and Administration aspects of our business.

Competition

Our advertising business competes in the estimated $197 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional media, in particular television where consumers can skip advertisements through DVRs and other new digital technology, to newer and more targeted forms of media.

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

Superior National Advertising Network

We believe that our cinema advertising network is an attractive option for marketers on both a national and local level, and delivers measurable results for our clients that are comparable, and superior, to the television, online and mobile, or other video advertising networks that we compete against in the marketplace.

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

As of December 28, 2017:

•

Our advertising network consisted of 20,850 screens (16,808 operated by our founding members) located in 1,681 theaters (1,262 operated by the founding members) in 48 states and the District of Columbia, including each of the top 25 and 50 DMAs®, and 187 DMAs® in total;

•

Approximately 73% of our screens (77% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (37% of our attendance) were located within the top 10 U.S. DMAs®. Theaters within our network represented approximately 69%, 67%, and 67% of the total theater attendance in theaters that present advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 62% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis;

•

Our total annual network theater attendance was approximately 655.8 million (545.6 million from our founding members), which decreased 4.8% compared to 2016.  Our network of modern theaters represented approximately 57.3% of the total U.S. theater attendance, with some of the most highly attended theaters in the industry, as measured by screens per location and attendance per screen;

•

The average screens per theater in our network was 12.4 screens, 1.8 times the U.S. theater industry average, and the aggregate annual attendance per screen of theaters included in our network during 2017 was 31,453, versus the U.S. theater industry average attendance per indoor screen of 28,748, using metrics reported by the National Association of Theatre Owners (“NATO”).

Scalable, State-of-the-Art Digital Content Distribution Technology—Our use of the combination of satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. We offer short lead times by accelerating the delivery time of media from proposal to on-screen across our network of movie theaters nationwide. National, local and regional advertisers are able to run their ads in the Noovie pre-show less than 72 hours following the proposal (comparable to TV), which is a significant improvement over the cinema industry’s traditional turn-around time frame and gives businesses that rely on time-sensitive promotional advertising strategies, such as car dealerships, retail stores and Quick Service Restaurants (“QSR”), the opportunity to take advantage of the power of cinema.

This scalability of our distribution technology has allowed us to expand our cinema advertising network with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theaters from the founding members, our existing network affiliate relationships and the addition of new network affiliates.

Millennials, Content and Data

We believe that the Millennial audiences (age 18-34) in our network of theaters, the premium content of Hollywood films and our Noovie pre-show, and the advances we have made in cinema advertising data all give us a competitive advantage in the media marketplace.

Access to a Highly Attractive, Engaged Audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent, and educated moviegoers. According to Nielsen Cinema Audience Reports for 2017, 56% of the NCM LLC audience were between the ages of 12-34 compared to 54% in 2016. Further, 42% of NCM LLC moviegoers have a household income greater than $100,000 (versus 30% of the general population) and 39% have received a Bachelor’s degree or higher (versus 30% of the general population) according to the 2017 Doublebase GfK MRI Study.

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

Innovative, Branded Pre-Feature Content—The film content created by Hollywood studios is considered by many to be the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that our entertainment and advertising pre-feature program, Noovie, provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and more impact for the advertiser. Because we offer local and national “pods” within our Noovie pre-show, we are consistent with the placement of ads on television networks, which allows us to be more easily integrated into traditional sight-sound-and-motion media buys.

Superior Audience Measurability and Targeting—As with many other advertising mediums, we are measured by third-party research companies, such as Nielsen Holdings PLC that provide us with the percentage of the total attendance in their seats at various times during our Noovie pre-show. What differentiates us from other advertising mediums, however, is that we also receive monthly attendance information by film, by rating and by screen for all of the founding member theaters and by flight and by location for the theaters operated by our network affiliates, which allows us to report the actual audience size for each showing of a film, including our Noovie pre-show. We believe that the ability to provide this level of detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.

During 2017, we continued to invest in our inventory management systems to expand our ability to target audiences by film genre. Our Cinema Audience Targeting Optimizer (“CATO”) now allows advertisers to go beyond targeting by the Motion Picture Association of America (“MPAA”) rating (G/PG, PG13 and R) to build media schedules at the film and genre level, more effectively targeting a brand’s key audience by matching it to the movie titles and/or genres that can best deliver that audience in a given campaign schedule.

In 2017, we also continued to invest in the development of our cloud-based Data Management Platform (“DMP”) which we believe will allow us to provide even more robust campaign data and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate audience data from several sources within our new DMP. This audience data is then leveraged alone or alongside data science capabilities to offer highly effective campaigns, audience insights and closed-loop attribution reporting. We will continue to enhance the capabilities of the platform in 2018 by continuing to add data sources, segments and define and redefine needs.

Integrated Marketing and Digital Products

Our ability to bundle our on-screen advertising opportunities with integrated lobby, online and mobile marketing products allow us to offer advertisers multiple touchpoints to reach movie audiences before, during and after the film to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, the digital products provide us with valuable, exclusive first party data which can be used by in-theater customers to better attract and interact with their target market or sold to new customers.

Contractual Theater Circuit Partner and Advertiser Relationships

Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive multi-year contractual relationships with our content partners and PSA sponsors, as well as our agreements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 30% of our total revenue for the year ended December 28, 2017. In addition, our participation in the annual advertising Upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 48% to 52% over the last five years.  (Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and the reconciliation to operating income.)  In addition, the founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture invested substantial capital to deploy, expand and upgrade the network equipment within their theaters including newer and higher quality digital cinema equipment. Due to the network equipment investments made in recent years by our founding members and network affiliates (in some cases through the DCIP digital cinema implementation joint venture) in new and acquired theaters and the requirements in the ESAs for the founding members to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theaters expands.

Our capital expenditures have ranged from approximately 2% to 3% of revenues over the last five years. For the year ended December 28, 2017, our capital expenditures were $12.3 million, of which only $1.9 million primarily related to investments in network equipment to add new network affiliate theaters. We believe our expected level of Adjusted OIBDA and capital expenditures should provide us with the strategic and financial flexibility to pursue the further expansion of our national theater network, invest in other growth opportunities and continue to make dividend payments to our stockholders.

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

Grow Affiliate Partnerships—Our relationships with our exhibitors are a key and renewed focus of our business. In 2017, our Affiliate Partnership team is dedicated to serving the needs of our founding member theater circuits and our more than 50 network affiliates nationwide. We continuously seek to expand our theater circuit customer base and add new network affiliate partners to our network that will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers. It is also important to note that, under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Since NCM Inc.’s February 2007 IPO, the founding members have added approximately 3,700 net new screens and 46 network affiliates have been added to our network with approximately 3,100 screens. During 2017, we added 302 net screens from the founding members and network affiliates. We expect this expansion to continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums, which will allow our exhibitor customers to maximize the advertising value of their audiences.

Grow On-Screen Revenue—We plan to continue our successful strategy of selling our inventory like premium video in the larger advertising marketplace, once again utilizing the upfront advertising marketplace to maximize our use of inventory. This Upfront strategy has yielded positive results over the past six years, and we believe that the increased market awareness among media buyers and clients raises our credibility as a medium and allows us to gain upfront commitments traditionally made exclusively to cable and broadcast television networks, and more recently online and mobile networks. Further, we believe it will help to increase our share of video advertising spending by increasing the number of clients and client industries that buy our network. Over time, this greater shift toward more Upfront commitments allows us to bundle several flights throughout the year and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.

During our Upfront presentation in May of 2017 as part of the TV Upfront week, we announced that we were re-imagining our cinema pre-show with the launch of Noovie and introducing new digital channels for movie audiences. Noovie was launched in September 2017, and we are continuing to enhance audience engagement and build the Noovie brand through cinema and social media marketing, all the while remaining focused on maintaining the commercial value of our pre-show.

We also intend to increase our market share of local and regional advertising spending by aggressively pursuing further integration into agency planning and buying tools, such as our relationships with STRATA and Mediaocean, leaders in media buying and selling software, which allows agencies to buy cinema advertising in the National Spot marketplace. By making NCM an option in this and other industrywide and in-house agency planning and buying systems, we believe we can remove barriers to entry by incorporating cinema into media plans and tapping into new pools of advertising dollars.

Fortify, Expand and Scale Our Digital Business—We intend to continue to upgrade our existing digital offerings as well as expand our Noovie digital ecosystem to include additional products that will engage movie audiences with exclusive and unique content, commerce, and gaming opportunities. During 2017 we began development of our Noovie ARcade and Noovie apps which are expected to be released in 2018. These apps will allow us to capture exclusive first party data on our viewers. As we continue to create our own NCM owned-and-operated ad inventory across our suite of digital products, we also plan to build our own foundational capabilities for digital ad buying, selling and serving through the development of “Cinema Accelerator 2.0,” an enhanced version of our existing Cinema Accelerator product. This upgraded version will also provide increased amounts of and better quality first party data. Cinema Accelerator currently identifies moviegoers’ mobile devices as they enter a theater, and re-engages them with a brand’s messages wherever they are consuming content — on mobile devices, social media, or online.

Reinvent the Lobby—As our founding member and network affiliate theater circuit partners continue to reinvent their lobby business, we plan to work with them and follow their lead to leverage technology partnerships and stabilize other lobby inventory to make the lobby a better source of advertising revenue for both our advertising customers and our circuit partners.

Be the First Choice for Customers

Our approach is to always strive to be the first choice for our customers, including our advertising and agency customers, our exhibitors, and movie studios. By offering innovative on-screen, in-lobby and digital cinema advertising solutions to connect brands to unique, engaged and valuable young adult audiences at scale, we believe we can offer our advertiser and agency customers a valuable and effective marketing option that cannot be duplicated in any other medium. As the first choice for our customers, we can continue to expand our advertising client base and increase our market share of U.S. advertising spending. Our national sales team was successful in adding 37 clients in 2017 that were first time clients or had not advertised with us since our IPO.  These new clients added in 2017 included companies in the airlines, apparel, auto parts and services, college, confectionery, electronic stores, financial products and services, game and toy stores, home product, hotels and resorts, import auto, insurance, internet site, medical practitioners, movie studio, personal care product, pet stores and services, prepared food, family restaurant, live events and shows, toy and video game industries. Despite this growth, we believe there are still thousands of potential clients that currently advertise on other mediums such as television but have yet to advertise on our network. These strategies are designed to expand our relationships with existing advertising clients and broaden our advertising client base in new and existing client industries.

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

We have secured U.S. trademark registrations for NCM, National CineMedia and NCM Media Networks. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to consumers’ increased interest in the available motion pictures. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand.  Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2015, 2016 and 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2015	17.2%	25.4%	25.0%	30.6%
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%

Government Regulation

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

Available Information

We maintain a website at www.ncm.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” located at the bottom of the home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Executive Officers of the Registrant

Refer to “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding executive officers.

Item 1A.  Risk Factors

Ownership of the Company’s notes involves certain risks.  Holders of the Company’s notes and prospective investors should consider carefully the following material risks and other information in this document, including our historical financial statements and related notes included herein. The material risks and uncertainties described in this document are not the only ones facing us.  If any of the risks and uncertainties described in this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the value of the notes to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Significant declines in theater attendance or viewership of our Noovie pre-show could reduce the attractiveness of cinema advertising and could reduce our revenue

Our business is affected by the level of attendance at our founding members’ theaters and to a lesser extent our network affiliates, who operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences.  Over the last 20 years, theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Further, the value of our national on-screen advertising and to a lesser extent our local and regional advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie pre-show. Factors that could reduce attendance at our network theaters or viewership of our Noovie pre-show include the following:

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

•

many theater circuits in our network offer reserved seating (utilized in approximately 47.9% of our network as of January 17, 2018), often in the newly renovated theaters described above, which allows patrons to reserve a seat which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view the Noovie pre-show;

•

changes in theater operating policies, including the number and length of trailers for upcoming films that are played prior to the start of the feature film, which if the length of trailers increases, it could result in the Noovie pre-show starting further out from the show time of the film;

•	changes in theater patron amenities, including, online ticketing, bars and entertainment within exhibitor lobbies causing increased dwell time of patrons;
•	any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production industry;
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
•

if future theater attendance declines significantly over an extended time period, one or more of the founding members or network affiliates may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades or increase ticket prices; and

•

our network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors.

Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who view our advertising and pre-feature show.

Our plans for developing additional revenue opportunities may not be implemented and may not be achieved

We are considering potential opportunities for revenue growth, which we describe in “Business—Our Strategy.”  The development of our online and mobile advertising network and mobile apps, as well as, collecting and leveraging movie audience data, and the integration of these marketing products with our core on-screen and theater lobby production is at an early stage and is under increasing competitive pressure from many online and mobile networks and others, and may not deliver the future benefits that we are expecting. If we are unable to execute on products relevant to the marketplace and these offerings do not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services.

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

In addition, advertisers’ willingness to purchase advertising from the Company may be adversely affected by lower theater attendance and viewership of our Noovie pre-show, as noted above.  If pre-show viewership declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions.  If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect the Company’s revenue and results of operations.

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

Our Adjusted OIBDA is derived from high margin advertising revenue, and the reduction in spending by or loss of a national or group of local advertisers could have a meaningful adverse effect on our business

We generated all of our Adjusted OIBDA from our high margin advertising business. A substantial portion of our advertising revenue relates to contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and recently online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising.  Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which even the loss of a small number of clients on large contracts would negatively affect our Adjusted OIBDA.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, PSAs and our founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with six content partners, one of which expire in 2018 and five in 2019. None of these companies individually accounted for over 10% of our total revenue during the year ended December 28, 2017. However, the agreements with the content partners, PSAs and beverage advertising with our founding members in aggregate accounted for approximately 30%, 30% and 30% of our total revenue during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.

Changes in the ESAs with, or lack of support by, our founding members could adversely affect our revenue, growth and profitability

The ESAs with our founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. Our founding members’ theaters represent approximately 81% of the screens and approximately 83% of the attendance in our network as of December 28, 2017. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the continuing cooperation, investment and support of our founding members, the absence of which could adversely affect us. Pursuant to the ESAs, our founding members must make investments to replace digital network equipment within their theaters and equip newly constructed theaters with digital network equipment. If our founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In March 2018 Regal was acquired by a U. K. based cinema operator and we have no indication of how this new ownership of Regal may affect its financial resources or its cooperation with us under the ESA or otherwise.

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

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising).  These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience.  The use of LEN or lobby promotions by our founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4% of our total advertising revenue for the year ended December 28, 2017. The founding members do not have the right to use their movie screens (including the Noovie pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.

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

We may be unable to effectively manage changes to our business strategy to continue the growth of our advertising inventory and network

If we do not effectively implement the changes within our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products. These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization, and our strategic outlook.

The amount of inventory we have to sell is limited by the length of the Noovie pre-show. In order to maintain in-theater growth we will need to expand the number of theaters and screens in our network. Considering our current market share, we may not be able to continue to expand our network which could negatively affect our ability to add new advertising clients. If we are unable to maintain the size of our network, or grow our network, our revenue and operating results could be adversely impacted.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations

In order to conduct our business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and manage and support a variety of business processes and activities. The temporary or permanent loss of our computer equipment and software systems, through cyber and other security threats, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks, or other catastrophic events, could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers.  We devote significant resources to maintaining a disaster recovery location separate from our operations, network security and other measures to protect our network from unauthorized access and misuse. However, depending on the nature and scope of a disruption, if our technology systems were to fail and we were unable to recover in a timely way through our disaster recovery site, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theater, online, and mobile services, including the websites we operate at ncm.com and Noovie.com, our Noovie mobile app, and the features and functionality, content, and software we make available through those websites and app.  We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theater, online, and mobile services.  We may discover that our business or the technology we use to provide our in-theater, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others.  In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theater, online or mobile services may expose us to liability

Our in-theater, online, and mobile services facilitate the distribution of content.  This content includes advertising-related content, as well as, movie, television, music and other media content, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

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

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In August 2015, our former Chief Executive Officer announced his resignation and, following a defined search process conducted by our Board of Directors, a new Chief Executive Officer was appointed in January 2016. We also appointed a Chief Financial Officer in August 2016 following a defined search process by our Board of Directors. In November 2017, our former General Counsel announced his resignation and, following a defined search process conducted by our Board of Directors, a new General Counsel was appointed in February 2018. If we are not able to find qualified internal or external replacements for critical members of our senior management team; accordingly, the loss of key employees could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Risks Related to Our Corporate Structure

Our substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

We are party to substantial debt obligations. The senior secured credit facility and indentures contain restrictive covenants that limit our ability to take specified actions and prescribe minimum financial maintenance requirements that we must meet. Complying with these restrictions may prevent us from taking actions that we believe would help us to grow our business. For example, we may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if we violate those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations. Any such defaults could materially impair our financial condition and liquidity. For further information, refer to Note 7 to the audited financial statements included elsewhere in this document.

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

Pursuant to a director designation agreement, so long as a founding member owns at least 5% of our issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to NCM, Inc.’s Board of Directors who will be voted upon by NCM, Inc.’s stockholders. One such designee by each founding member must meet the independence requirements of the stock exchange on which NCM, Inc.’s common stock is listed. If, at any time, any founding member owns less than 5% of our then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation. In December 2016, AMC agreed to a proposed final judgement in a lawsuit brought by the U.S. Department of Justice in connection with AMC’s acquisition of Carmike Cinemas, Inc. Among other conditions, AMC was required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. board of directors as well as its rights to nominate any person to serve on the NCM, Inc. board of directors. AMC’s non-independent designee to the board of directors resigned in December 2016.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 28, 2017.  We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	82,721 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,350 sq. ft.
New York, NY (3)	Advertising Sales Office	21,892 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,989 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.
Detroit, MI (7)	Advertising Sales Office	200 sq. ft.
Mountain View, CA (8)	Corporate Development Office	162 sq. ft.

(1)	This facility is leased through June 30, 2018. A new property in Centennial, CO (63,123 sq. ft.) will be leased beginning January 1, 2018 through June 30, 2028.
(2)	This facility is leased through April 30, 2028.
(3)	This facility is leased through April 30, 2032.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through September 30, 2022.
(6)	This facility is leased through July 31, 2019.
(7)	This facility is leased through March 22, 2018.
(8)	This facility is leased through July 31, 2018.

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

The following table sets forth the distribution declared per common membership unit attributable to the periods indicated.

Fiscal 2017
Distribution
First Quarter (December 30, 2016 – March 30, 2017)	$0.05
Second Quarter (March 31, 2017 – June 29, 2017)	$0.16
Third Quarter (June 30, 2017 – September 28, 2017)	$0.34
Fourth Quarter (September 29, 2017 – December 28, 2017)	$0.48

Fiscal 2016
Distribution
First Quarter (January 1, 2016 – March 31, 2016)	$0.01
Second Quarter (April 1, 2016 – June 30, 2016)	$0.11
Third Quarter (July 1, 2016 – September 29, 2016)	$0.33
Fourth Quarter (September 30, 2016 – December 29, 2016)	$0.52

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

On November 22, 2016, NCM, Inc. issued 40,000 shares of its common stock, subject to restrictions, to an operating company in connection with the execution of a multi-year commercial agreement.  The shares are restricted and subject to vesting and forfeiture provisions, whereby, 20,000 shares vest at the end of the initial five-year term of the commercial agreement and the remaining 20,000 shares would vest at the end of a five-year renewal period, if renewed.  The shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 23, 2017, NCM LLC received a Notice of Redemption from AMC, and NCM, Inc.’s Board of Directors authorized the exchange of 14,600,000 units for 14,600,000 shares of NCM, Inc. commons stock. In connection with delivering the Notice of Redemption, AMC surrendered common membership units to NCM LLC for cancellation and NCM, Inc. contributed shares of its common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by AMC. NCM LLC distributed the shares of NCM, Inc.’s common stock to complete the redemption on September 7, 2017. The issuance of shares in this redemption was exempt from registration as the transaction by NCM, Inc. did not involve a public offering.

On October 5, 2017, NCM LLC received a Notice of Redemption from AMC, and NCM, Inc.’s Board of Directors authorized the exchange of 1,000,000 units for 1,000,000 shares of NCM, Inc. commons stock. In connection with delivering the Notice of Redemption, AMC surrendered common membership units to NCM LLC for cancellation and NCM, Inc. contributed shares of its common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by AMC. NCM LLC distributed the shares of NCM, Inc.’s common stock to complete the redemption on October 20, 2017. The issuance of shares in this redemption was exempt from registration as the transaction by NCM, Inc. did not involve a public offering.

As discussed elsewhere in this document, in connection with AMC’s acquisition of Carmike, AMC has agreed with the DOJ that AMC would divest the majority of its equity interests in the Company and NCM LLC to various specified thresholds, so that by June 20, 2019 it will own no more than 4.99% of the Company and NCM LLC. These redemptions of NCM LLC membership units for Common Stock of NCM, Inc. are in furtherance of this divestiture plan.

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

The results of operations data for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 and the balance sheet data as of December 28, 2017 and December 29, 2016 are derived from the audited Financial Statements of NCM LLC included elsewhere in this document. The results of operations data for the years ended January 1, 2015 and December 26, 2013 and the balance sheet data as of December 31, 2015, January 1, 2015 and December 26, 2013 are derived from the audited Financial Statements of NCM LLC.

Results of Operations Data	Years Ended
($ in millions)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
REVENUE:
Advertising	$426.1	$447.6	$446.5	$394.0	$426.3
Fathom Events	—	—	—	—	36.5
Total	426.1	447.6	446.5	394.0	462.8
OPERATING EXPENSES:
Advertising operating costs	32.4	30.0	30.8	26.4	29.0
Fathom Events operating costs	—	—	—	—	25.5
Network costs	15.8	17.1	17.8	18.3	18.7
Theater access fees—founding members	76.5	75.1	72.5	70.6	69.4
Selling and marketing costs	72.0	72.8	72.3	57.6	61.5
Merger termination fee and related merger costs	—	—	41.8	—	—
Administrative and other costs	25.1	23.6	21.4	19.3	20.1
Administrative fee—managing member	12.8	20.2	17.2	10.2	10.0
Depreciation and amortization	37.6	35.8	32.2	32.4	26.6
Total	272.2	274.6	306.0	234.8	260.8
OPERATING INCOME	153.9	173.0	140.5	159.2	202.0
NON-OPERATING EXPENSES	51.8	63.5	52.9	62.1	38.4
INCOME BEFORE INCOME TAXES	102.1	109.5	87.6	97.1	163.6
Provision for income taxes	0.2	0.2	0.1	0.8	0.7
NET INCOME	$101.9	$109.3	$87.5	$96.3	$162.9

	As of
Balance Sheet Data (in millions)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
Cash and cash equivalents	$4.6	$10.7	$3.0	$10.2	$13.3
Receivables, net	160.6	160.5	148.9	116.5	120.4
Property and equipment, net	30.7	29.6	25.1	22.4	25.6
Total assets (1)	932.7	788.6	782.6	681.1	699.2
Borrowings, gross	932.0	935.0	936.0	892.0	890.0
Equity/(deficit)	(116.0)	(256.9)	(266.5)	(317.4)	(299.2)
Total liabilities and equity (1)	932.7	788.6	782.6	681.1	699.2

Other Financial and Operating Data	Years Ended
(in millions, except cash distributions declared per common unit and screen data)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
OIBDA (2)	$191.5	$208.8	$172.7	$191.6	$228.6
Adjusted OIBDA (2)	$205.1	$230.7	$229.9	$199.3	$234.5
Adjusted OIBDA margin (2)	48.1%	51.5%	51.5%	50.6%	50.7%
Capital expenditures	$12.3	$13.3	$13.0	$8.8	$10.6
Founding member screens at period end (3) (7)	16,808	17,022	16,981	16,497	16,562
Total screens at period end (4) (7)	20,850	20,548	20,361	20,109	19,878
DCN screens at period end (5) (7)	20,419	20,080	19,760	19,251	19,054
Total attendance for period (6) (7)	655.8	688.8	694.7	688.2	699.2
Cash distributions declared per common unit attributable to the period	$1.03	$0.97	$1.13	$1.14	$1.56

Notes to the Selected Historical Financial and Operating Data

(1)

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and Accounting Standards Update 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), on a retrospective basis, which provide guidance for simplifying the presentation of debt issuance costs. In connection with the adoption of ASU 2015-03 and ASU 2015-15, we reclassified net deferred financing costs related to our term loans, secured and unsecured notes in the Balance Sheet as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to our revolving credit facility remained an asset in the Balance Sheet. The amounts presented above for total assets and total liabilities and equity reflect this reclassification as of December 28, 2017, December 29, 2016 and December 31, 2015. Amounts presented as of January 1, 2015 and December 26, 2013 do not reflect the reclassification. If adjusted, the reclassification for ASU 2015-03 and ASU 2015-15 would reduce both total assets and total liabilities and equity shown above by $12.7 million and $14.8 million as of January 1, 2015 and December 26, 2013, respectively.

(2)

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. OIBDA represents operating income before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs, the merger termination fee and related merger costs, Chief Executive Officer transition costs and early lease termination expense. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, early lease termination expense, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the terminated merger with Screenvision, LLC (“Screenvision”), costs associated with the resignation of the Company’s former Chief Executive Officer, or early lease termination expense. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement. OIBDA and Adjusted OIBDA do not reflect integration and other encumbered theater payments as they are recorded as a reduction to intangible assets.  Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to our members.  During the years ended December 28, 2017, December 29, 2016, December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded integration and other encumbered theater payments of $20.9 million, $2.6 million, $2.7 million, $2.2 million and $2.8 million, respectively, from our founding members.

(3)	Represents the total number of screens within our advertising network operated by our founding members.
(4)	Represents the total screens within our advertising network.

(5)	Represents the total number of screens that are connected to the DCN.
(6)	Represents the total attendance within our advertising network.
(7)

Excludes screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters for all periods presented.  Refer to Note 3 to the audited Financial Statements included elsewhere in this document.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
Operating income	$153.9	$173.0	$140.5	$159.2	$202.0
Depreciation and amortization	37.6	35.8	32.2	32.4	26.6
OIBDA	$191.5	$208.8	$172.7	$191.6	$228.6
Share-based compensation costs (1)	11.2	18.3	14.8	7.7	5.9
Merger-related administrative costs (2)	—	—	41.8	—	—
CEO transition costs (3)	0.6	3.6	0.6	—	—
Early lease termination expense (4)	1.8	—	—	—	—
Adjusted OIBDA	$205.1	$230.7	$229.9	$199.3	$234.5
Total revenue	$426.1	$447.6	$446.5	$394.0	$462.8
Adjusted OIBDA margin	48.1%	51.5%	51.5%	50.6%	50.7%

(1)

Share-based payments costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying audited Financial Statements.  The amount of share-based compensation costs that were non-cash were approximately $7.2 million, $10.9 million, $8.0 million, $4.6 million and $3.2 million for the years ended December 28, 2017, December 29, 2016, December 31, 2015, January 1, 2015 and December 26, 2013, respectively.

(2)

Merger termination fee and related merger costs primarily include a merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(3)	Chief Executive Officer transition costs represent severance, consulting and related other costs.
(4)

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

Overview

We are America’s Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (over 19 years remaining as of December 28, 2017) and multi-year agreements with network affiliates, which expire at various dates between May 31, 2018 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 16.9 years as of December 28, 2017. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (93% digital cinema projectors and 7% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local advertising pricing (CPM), local and regional advertising rate per screen per week, local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA plus integration and other encumbered theater payments), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

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

	Years Ended			% Change
($ in millions)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	2016 to 2017	2015 to 2016
Revenue	$426.1	$447.6	$446.5	(4.8%)	0.2%
Operating expenses:
Advertising	178.0	173.9	173.6	2.4%	0.2%
Network, administrative and unallocated costs	94.2	100.7	90.6	(6.5%)	11.1%
Merger termination fee and related merger costs (1)	—	—	41.8	0.0%	100.0%
Total operating expenses	272.2	274.6	306.0	(0.9%)	(10.3%)
Operating income	153.9	173.0	140.5	(11.0%)	23.1%
Non-operating expenses	51.8	63.5	52.9	(18.4%)	20.0%
Income tax expense	0.2	0.2	0.1	0.0%	100.0%
Net income	$101.9	$109.3	$87.5	(6.8%)	24.9%

Adjusted OIBDA	$205.1	$230.7	$229.9	(11.1%)	0.3%
Adjusted OIBDA margin	48.1%	51.5%	51.5%	(3.4%)	0.0%
Total theater attendance (in millions) (2)	655.8	688.8	694.7	(4.8%)	(0.8%)

(1)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with a terminated merger with Screenvision (refer to Note 6 to the audited Financial Statements included elsewhere in this document.

(2)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.  Refer to Note 3 to the audited Financial Statements included elsewhere in this document.

Basis of Presentation

Prior to the completion of NCM, Inc.’s IPO, NCM LLC was wholly-owned by its founding members. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from our founding members, and became a member of and the sole manager of NCM LLC. We entered into several agreements to affect the reorganization and the financing transaction and certain amendments were made to the existing ESAs to govern the relationships among NCM LLC and our founding members after the completion of these transactions.

The results of operations data discussed herein were derived from the audited Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2015, 2016 and 2017 contained 52 weeks.  Our 2018 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 28, 2017	2017
December 29, 2016	2016
December 31, 2015	2015

Results of Operations

Fiscal Years 2017 and 2016

Revenue. Total revenue decreased $21.5 million, or 4.8%, from $447.6 million for 2016 to $426.1 million for 2017. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
National advertising revenue	$296.3	$311.9	$(15.6)	(5.0%)
Local and regional advertising revenue	99.9	107.0	(7.1)	(6.6%)
Founding member advertising revenue from beverage concessionaire agreements	29.9	28.7	1.2	4.2%
Total revenue	$426.1	$447.6	$(21.5)	(4.8%)

The following table shows data on revenue per attendee for 2017 and 2016:

	Fiscal Year		% Change
	2017	2016	2016 to 2017
National advertising revenue per attendee	$0.452	$0.453	(0.2%)
Local and regional advertising revenue per attendee	$0.152	$0.155	(1.9%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.604	$0.608	(0.7%)
Total advertising revenue per attendee	$0.650	$0.650	0.0%
Total theater attendance (in millions) (1)	655.8	688.8	(4.8%)

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters for all periods presented.  Refer to Note 3 to the audited financial statements included elsewhere in this document.

National advertising revenue. The $15.6 million, or 5.0%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 4.7% decrease in impressions sold and a 4.2% decrease in national advertising CPMs (excluding beverage) during 2017, compared to 2016. The decline was partially offset by a $8.0 million, or 19.6%, increase in other revenue not included in the inventory measured by impressions sold or CPMs, related to an increase in branded content and online and mobile revenue. The decrease in national advertising impressions sold was primarily due to lower content partner spending, partially offset by an increase scatter market demand for 2017, compared to 2016. The decrease in national advertising CPMs was due primarily to lower CPMs on revenue from upfront advertisers and unfavorable customer mix as less impressions were sold to higher CPM customers, year over year. However, national inventory utilization remained consistent at 118.4% for 2016 compared to118.5% for 2017, on a 4.8% decrease in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.

Local and regional advertising revenue. The $7.1 million, or 6.6%, decrease in local and regional advertising revenue was driven by a 6.2% decrease in the volume of contracts and a 2.8% decrease in the average contract dollar amount, primarily related to a decrease in spending within the military and tourism category in 2017, compared to 2016. Additionally, local and regional advertising revenue was adversely impacted by hurricanes Harvey and Irma due to reduced advertising spending during the recovery from the storms as well as, by the transfer of AMC theaters to another advertising provider in accordance with the Final Judgement with the DOJ (which were partially offset by the addition of theaters from new affiliates). This decrease in local and regional advertising revenue was partially offset by an increase in online and mobile revenue of approximately $1.9 million in 2017, compared to 2016.

Founding member beverage revenue. The $1.2 million, or 4.2%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was due primarily to a 10.2% increase in beverage revenue CPMs, partially offset by a 6.9% decrease in founding member attendance during 2017, compared to 2016. The 2017 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2015 to 2016, which increased 10.2%.

Operating expenses. Total operating expenses decreased $2.4 million, or 0.9%, from $274.6 million for 2016 to $272.2 million for 2017.  The following table shows the changes in operating expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Advertising operating costs	$32.4	$30.0	$2.4	8.0%
Network costs	15.8	17.1	(1.3)	(7.6%)
Theater access fees—founding members	76.5	75.1	1.4	1.9%
Selling and marketing costs	72.0	72.8	(0.8)	(1.1%)
Administrative and other costs	25.1	23.6	1.5	6.4%
Administrative fee—managing member	12.8	20.2	(7.4)	(36.6%)
Depreciation and amortization	37.6	35.8	1.8	5.0%
Total operating expenses	272.2	274.6	(2.4)	(0.9%)

Advertising operating costs. Advertising operating costs increased $2.4 million, or 8.0%, from $30.0 million for 2016 to $32.4 million for 2017. This increase was primarily the result of a $2.6 million increase in affiliate advertising payments and a $0.8 million increase in personnel related expenses. The increase in affiliate advertising payments was primarily driven by a 13.8%, or 477 screen, increase in the number of average affiliate screens due to the addition of affiliates to our network for 2017, compared to 2016. The increase in personnel related expenses were primarily related to higher salary expense in 2017, compared to 2016. These increases in advertising operating costs were partially offset by a $1.0 million decrease in production costs related to lower production revenue during 2017, compared to 2016.

Network costs. Network costs decreased $1.3 million, or 7.6%, from $17.1 million for 2016 to $15.8 million for 2017. This decrease was primarily related to a $0.8 million decrease in personnel related expenses due to lower salaries and bonus expense (related to lower performance against internal targets) and a $0.2 million decrease in network maintenance costs related to our DCN in 2017, compared to 2016.

Theater access fees—founding members. Theater access fees increased $1.4 million, or 1.9%, from $75.1 million for 2016 to $76.5 million for 2017. The increase was due to a $3.3 million increase due to a contractual 8% rate increase on the fee per patron (the fee per patron rate increases every five years with this increase taking place in 2017) and a $1.2 million increase in the expense associated with the founding member digital screens that are connected to the DCN related primarily to an annual 5% increase specified in the ESAs on this fee. These increases were partially offset by a decrease of $3.1 million in theater access fees due to a 6.9% decrease in founding member attendance in 2017, compared to 2016.

Selling and marketing costs. Selling and marketing costs decreased $0.8 million, or 1.1%, from $72.8 million for 2016 to $72.0 million for 2017. This decrease was primarily due to a $2.8 million decrease in personnel related expenses due primarily to lower commission based expense and lower non-cash share-based compensation expense (driven by lower revenue and lower performance against internal targets), partially offset by severance expense related to the elimination of certain sales leadership positions. Further selling and marketing costs decreased due to a $1.0 million decrease in marketing research during 2017, compared to 2016. These decreases in selling and marketing costs were partially offset by a $2.4 million increase in non-cash impairment expense recorded during 2017, compared to 2016, related to investments obtained in prior years in exchange for advertising services and a $0.9 million increase in online publisher expense driven by an increase in online and mobile revenue.

Administrative and other costs.  Administrative and other costs increased $1.5 million, or 6.4%, from $23.6 million for 2016 to $25.1 million for 2017 due primarily to a $1.8 million early lease termination charge for our corporate headquarters (the payment of which was reimbursed by the new landlord).

Administrative fee – managing member. Administrative fee-managing member decreased $7.4 million, or 36.6%, from $20.2 million for 2016 to $12.8 million for 2017 due primarily to the following nonrecurring expenses recognized in 2016: 1) $2.8 million of CEO transition costs, which consisted primarily of severance and consulting costs to our former CEO, 2) $2.3 million of non-cash share-based compensation expense associated with the modification of equity awards pursuant to agreements with our former CEO, 3) $1.5 million of non-cash share-based compensation expense and bonus expense (related to lower performance against internal targets), and 4) $0.5 million of consulting fees. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $1.8 million, or 5.0%, from $35.8 million for 2016 to $37.6 million for 2017. The increase was due to an increase in depreciation expense primarily from more software being placed into service in 2017, compared to 2016 and an acceleration in depreciation expense on the leasehold improvements of our corporate headquarters location following the early termination of our lease.

Non-operating expenses.  Total non-operating expenses decreased $11.7 million, or 18.4%, from $63.5 million for 2016 to $51.8 million for 2017.  The following table shows the changes in non-operating expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Interest on borrowings	$52.8	$54.0	$(1.2)	(2.2%)
Interest income	(0.7)	(0.9)	0.2	(22.2%)
Loss on early retirement of debt	—	10.4	(10.4)	100.0%
Other non-operating income	(0.3)	—	(0.3)	(100.0%)
Total non-operating expenses	$51.8	$63.5	$(11.7)	(18.4%)

The decrease in non-operating expense was due primarily to the absence of a $10.4 million loss on the early retirement of debt recorded in 2016 for the redemption of the senior unsecured notes and a $1.2 million decrease in interest on borrowings primarily related to a one-month period between the issuance of and redemption of notes in 2016, whereby interest was paid on both notes.

Net income. Net income decreased $7.4 million from $109.3 million in 2016 to $101.9 million in 2017. The decrease in net income was due to a $19.1 million decrease in operating income primarily related to lower revenue as described above, partially offset by a $11.7 million decrease in non-operating expenses, as described further above.

Fiscal Years 2016 and 2015

Revenue. Total revenue increased $1.1 million, or 0.2%, from $446.5 million for 2015 to $447.6 million for 2016. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2015 to 2016
National advertising revenue	$311.9	$307.0	$4.9	1.6%
Local and regional advertising revenue	107.0	109.5	(2.5)	(2.3%)
Founding member advertising revenue from beverage concessionaire agreements	28.7	30.0	(1.3)	(4.3%)
Total revenue	$447.6	$446.5	$1.1	0.2%

The following table shows data on revenue per attendee for 2016 and 2015:

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

National advertising revenue. The $4.9 million, or 1.6%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 9.6% increase in national advertising CPMs (excluding beverage) during

2016 compared to 2015 and a $5.4 million increase in online, mobile and other revenue not included in the inventory measured by impressions sold or by CPMs.  The increase in national advertising CPMs was due primarily to higher CPMs on upfront commitments year over year and to a lesser extent higher CPMs in the scatter market as well.  These increases to revenue were partially offset by an 8.2% decrease in impressions sold during 2016, compared to 2015. The decrease in impressions sold was due primarily to fewer impressions sold during the first half of 2016, compared to the first half of 2015.  The decrease in impressions sold resulted in a decrease in national inventory utilization, from 128.3% in 2015 to 118.4% in 2016 on a 0.8% decrease in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

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

Founding member beverage revenue. The $1.3 million, or 4.3%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was due to a decrease of $3.0 million related to one of the founding members reducing the length of its beverage advertising unit by 30 seconds beginning July 1, 2015, partially offset by a 5.7% increase in beverage revenue CPMs. The 2016 beverage revenue CPM is based on the change in CPM during segment one of the pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses increased $31.4 million, or 10.3%, from $306.0 million for 2016 to $274.6 million for 2015.  The following table shows the changes in operating expense for 2016 and 2015 (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2015 to 2016
Advertising operating costs	$30.0	$30.8	$(0.8)	(2.6%)
Network costs	17.1	17.8	(0.7)	(3.9%)
Theater access fees—founding members	75.1	72.5	2.6	3.6%
Selling and marketing costs	72.8	72.3	0.5	0.7%
Administrative and other costs	23.6	21.4	2.2	10.3%
Administrative fee—managing member	20.2	17.2	3.0	17.4%
Depreciation and amortization	35.8	32.2	3.6	11.2%
Total operating expenses before merger termination fee and related merger costs	274.6	264.2	10.4	3.9%
Merger termination fee and related merger costs	—	41.8	(41.8)	(100.0%)
Total operating expenses	$274.6	$306.0	$(31.4)	(10.3%)

Advertising operating costs. Advertising operating costs decreased $0.8 million, or 2.6%, from $30.8 million for 2015 to $30.0 million for 2016. This decrease was primarily due to a $0.4 million decrease in personnel related expenses and $0.2 million lower on-screen production costs during 2016, compared to 2015.

Network costs. Network costs decreased $0.7 million, or 3.9%, from $17.8 million for 2015 to $17.1 million for 2016 due primarily to a decrease of $0.5 million in network maintenance costs related to our DCN.

Theater access fees—founding members. Theater access fees increased $2.6 million, or 3.6%, from $72.5 million for 2015 to $75.1 million for 2016.  The increase was due to a $2.6 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment.  The $2.6 million increase in digital screen fees increased $1.5 million related to an annual 5% rate increase specified in the ESAs and $1.1 million from an increase in the number of founding member screens equipped with higher quality digital cinema equipment.  Theater access fees based upon founding member attendance remained consistent during 2016, compared to 2015 as founding member attendance remained flat year over year.

Selling and marketing costs. Selling and marketing costs increased $0.5 million, or 0.7%, from $72.3 million for 2015 to $72.8 million for 2016. This increase was primarily due to an increase of $0.9 million in online publisher expense related to higher online and mobile revenue, a $0.8 million increase in marketing research expenses and $0.7 million due to a non-cash impairment charge on an investment obtained in exchange for advertising services. These increases to selling and marketing costs were partially offset by a $1.7 million decrease in personnel related expenses due primarily to lower commission and bonus expense during 2016, compared to 2015.

Administrative and other costs.  Administrative and other costs increased $2.2 million, or 10.3%, from $21.4 million for 2015 to $23.6 million for 2016.  The increase was primarily due to a $1.2 million increase in personnel related expenses due primarily to higher non-cash share-based compensation expense partially offset by lower bonus expense, a $0.7 million increase in non-income based tax expense and $0.5 million of higher CEO transition costs related to consulting payments made to our former CEO.

Administrative fee – managing member. Administrative fee-managing member increased $3.0 million, or 17.4%, from $17.2 million for 2015 to $20.2 million for 2016 due primarily to a $2.5 million increase in CEO transition costs, which consisted primarily of severance costs to our former CEO.  Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.

Depreciation and amortization. Depreciation and amortization expense increased $3.6 million, or 11.2%, from $32.2 million for 2015 to $35.8 million for 2016.  The increase was due to an increase in amortization expense of intangible assets related primarily to founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $41.8 million for 2015 due to the merger termination payment of approximately $26.8 million and approximately $15.0 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger.

Non-operating expenses.  Total non-operating expenses increased $10.6 million, or 20.0%, from $52.9 million for 2015 to $63.5 million for 2016.  The following table shows the changes in non-operating expense for 2016 and 2015 (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2014 to 2015
Interest on borrowings	$54.0	$52.2	$1.8	3.4%
Interest income	(0.9)	(1.1)	0.2	(18.2%)
Amortization of terminated derivatives	—	1.6	(1.6)	(100.0%)
Loss on early retirement of debt	10.4	—	10.4	100.0%
Other non-operating expense	—	0.2	(0.2)	(100.0%)
Total non-operating expenses	$63.5	$52.9	$10.6	20.0%

The increase in non-operating expense was due primarily to a $10.4 million loss on early retirement of debt recorded in 2016 as a result of the redemption of our Notes due 2021. The loss on early retirement of debt included an approximate $7.9 million redemption premium and the write-off of approximately $2.5 million in unamortized debt issuance costs. The interest on borrowings increased approximately $1.8 million in 2016 compared to 2015 due to the one-month period between the issuance of the Notes due 2026 in August 2016 and the redemption of the Notes due 2021 in September 2016, whereby interest was paid on both notes for one month, as well as, a higher LIBOR rate on our term loans during 2016 compared to 2015. These increases in non-operating expenses were partially offset by a $1.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net income. Net income increased $21.8 million from $87.5 million for 2015 to $109.3 million for 2016. The increase in net income was due to an increase in operating income of $32.5 million, as described above, partially offset by an increase of $10.6 million in non-operating expense and an increase in income tax expense of $0.1 million.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Our Marketplace—Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients as expenditures from advertisers tend to be cyclical, reflecting overall economic conditions, as well as our clients’ budgeting and buying patterns.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national and local advertisers.  Further, we could be negatively impacted by factors that could reduce the viewership of our Noovie pre-show, such as the expansion of reserved seating (utilized in approximately 47.9% of our network as of January 17, 2018), online ticketing, an increase in the number and length of trailers for upcoming films, increased dwell time of patrons in exhibitor lobbies before showtime and lower network attendance, which could result from shortening of release windows, increases in theater ticket prices as compared to other entertainment options, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The motion picture box office could be impacted by audience’s interest in the available motion pictures, shrinking theatrical exclusive release windows, and the marketing efforts of the major motion picture studios. These factors may affect the attractiveness of our offerings to advertisers.  If pre-show viewership declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect our revenues and results of operations. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in Noovie pre-show engagement and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums.

Through continued participation in the advertising upfront marketplace, we believe that over time, we will be able to secure more upfront commitments from advertisers. This will allow us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter volatility. These upfront customers include agreements entered into with content partners who provide original entertainment content segments and make commitments to buy a portion of our advertising inventory at a specified CPM. Consistent with the television industry upfront booking practices, a portion of our upfront and content partner commitments have cancellation options or options to reduce the amount that advertisers may purchase and we would need to rely on the scatter market to replace those commitments. In addition, advertising sold through our upfront commitments may be placed throughout the period very irregularly which may affect our overall sales; for example, if a substantial portion of advertising from our upfront commitments is scheduled for peak periods of advertising demand, we will have fewer peak period advertising slots available for sale into the higher priced scatter market. Volatility in scatter market demand could cause our financial results to vary period to period.

Our Network—The net screens added to our network by our founding members and network affiliates during 2017 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2016	17,022	3,526	20,548
New affiliates (1)	—	525	525
AMC screen transfers (2)	(318)	—	(318)
Openings, net of closures	104	(9)	95
Balance as of December 28, 2017	16,808	4,042	20,850

(1)	Represent seven new affiliates added to our network during 2017.
(2)	Refer to Memorandum of Understanding with AMC below for further information.

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

Memorandum of Understanding with AMC—During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding Memorandum of Understanding (“MOU”) with AMC to effectuate aspects of the Final Judgment entered into by the Department of Justice in connection with AMC’s acquisition of Carmike Cinemas, Inc.  Pursuant to the MOU, AMC received NCM LLC common membership units in respect of the annual attendance at such Carmike theaters in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017.  Since these theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters. The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements and fluctuate based on earnings and Adjusted OIBDA. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded a reduction to net intangible assets of $20.9 million, $2.6 million and $2.7 million, respectively, related to these Carmike integration and other encumbered theater payments as well as those made by AMC and Cinemark for the previous acquisition of Rave Cinemas. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, AMC and Cinemark paid a total of $12.9 million, $2.4 million and $2.6 million, respectively, related to the integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively).

Further, during the first quarter of 2017, AMC transferred 17 theaters (318 screens) to another advertising provider in accordance with the Final Judgment, for which AMC surrendered NCM LLC common membership units during the first quarter of 2017. At the end of the 10-year term of the Final Judgment, these theaters will revert back to us.  Also, in April 2017, AMC completed a sale of five theaters on our network pursuant to the Final Judgment.  AMC will surrender NCM LLC common unit membership units to NCM LLC for these divestures pursuant to the Common Unit Adjustment Agreement at the next Adjustment Date.  These 22 transferred and sold theaters represent approximately 1.3% of our total theater network as of December 28, 2017.  The Common Unit Adjustments are discussed further within Trends Related to Ownership in NCM LLC below.

Lastly, AMC also agreed to reimburse us for our incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, our financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the year ended 2017, we incurred $1.3 million of these costs, of which $1.0 million was reimbursed during 2017 and the remaining $0.3 million is included within administrative costs within the Income Statement.

Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.7% over the last five years.  In the year ended December 28, 2017, we experienced a decline of 4.2%, in national advertising CPMs (excluding beverage revenue) compared to the year ended December 29, 2016.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. Volatility in pricing is also caused by changes in our customer mix period to period due to the variation in CPMs charged to each customer. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last five years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.

Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the years ended 2017 and 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. Our founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by us, which in 2017 increased 1.1%.  Thus, the CPM on our beverage concessionaire revenue in 2018 will increase by 1.1% compared to 2017. Beverage revenue is also impacted by network theater attendance. The ESAs additionally entitle us to these beverage payments for encumbered theaters. These payments are accounted for as a reduction to the intangible asset.

Theater Access Fees—In consideration for our access to our founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN).  The payment per theater patron increases by 8% every five years, with the most recent increase occurring in fiscal year 2017. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment. As of December 28, 2017, 99% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal. The payment per digital screen increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 28, 2017 and December 29, 2016, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

Trends and Uncertainties Related to Liquidity and Financial Performance

Debt— During the past several years, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In August 2016 we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due 2021. The remaining proceeds, after the payment of fees and the redemption premium were used to pay down the balance on our revolving credit facility.  As a result of these financing transactions on our revolving credit facility and senior notes, we extended the average maturities of our debt and as of December 28, 2017, the average remaining maturity of our debt is 4.7 years.  As of December 28, 2017, approximately 70% of our outstanding borrowings bear interest at fixed rates.  The remaining 30% of our outstanding borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 7 to the audited financial statements included elsewhere in this document.

Trends Related to Ownership in NCM LLC

Common Unit Adjustments—In accordance with our Common Unit Adjustment Agreement with its founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year.  In addition, our Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.

During 2017, the following Common Unit Adjustments occurred:

1.

Annual Common Unit Adjustment for 2016 Fiscal Year—During 2017, we issued approximately 2.4 million common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to our network during the 2016 fiscal year.

2.

Extraordinary Common Unit Adjustment for AMC’s Acquisition of Carmike—Pursuant to the MOU, NCM LLC issued approximately 18.4 million NCM LLC common membership units to AMC in respect of the annual attendance at Carmike theaters in accordance with the Common Unit Adjustment Agreement.  AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment for this acquisition because it resulted in an extraordinary attendance increase of approximately 9.5%.

3.

Surrendered Units for AMC Screen Transfers—The Final Judgment required AMC to transfer advertising rights to 17 theaters from NCM LLC to another advertising provider.  Pursuant to the MOU, AMC surrendered approximately 4.7 million NCM LLC common membership units in respect of such theaters.  The 4.7 million NCM LLC common membership units were comprised of (i) approximately 2.9 million NCM LLC common membership units pursuant to the adjustment for divested theaters in the Common Unit Adjustment Agreement and (ii) approximately 1.8 million NCM LLC common membership units valued at $25.0 million to compensate for lost operating income for these theaters during the 10-year term of the Final Judgment.

During 2017, AMC exercised the redemption right of an aggregate 15.6 million common membership units for the like number of shares of NCM, Inc.’s common stock. The Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in the Statements of Income.

The table below presents the ownership percentages of NCM LLC for each quarter of 2017.

	As of
	March 30, 2017	June 29, 2017	September 28, 2017	December 28, 2017
NCM, Inc.	39.3%	39.3%	48.8%	49.5%
AMC	24.7%	24.7%	15.2%	14.5%
Cinemark	18.1%	18.1%	18.1%	18.1%
Regal	17.9%	17.9%	17.9%	17.9%

AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of December 28, 2017, AMC owned 15.1% of NCM’s outstanding equity interests.

Pursuant to NCM, Inc.’s Amended and Restated Certificate of Incorporation and NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, as amended, members of NCM LLC, other than NCM, Inc., may choose to have common membership units redeemed, and NCM, Inc. may elect to redeem through either a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date or the issuance of shares of its common stock on a one-for-one basis.

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

A summary of our financial liquidity is as follows (in millions):

	Years Ended			$ Change
	December 28, 2017	December 29, 2016	December 31, 2015	2016 to 2017	2015 to 2016
Cash and cash equivalents	$4.6	$10.7	$3.0	$(6.1)	$7.7
Revolver availability (1)	158.2	158.8	69.0	(0.6)	89.8
Total liquidity	$162.8	$169.5	$72.0	$(6.7)	$97.5

(1)

The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  Our total capacity under the revolving credit facility was $175.0 million, $135.0 million and $135.0 million less $4.8 million, $1.2 million and $0.0 million, respectively, of outstanding letters of credit or $170.2 million, $133.8 million and $135.0 million, respectively, as of December 28, 2017 and December 29, 2016 and December 31, 2015, respectively.

We have generated and used cash as follows (in millions):

	Years Ended
	2017	2016	2015
Operating cash flow	$152.2	$150.3	$107.5
Investing cash flow	$(8.0)	$(12.4)	$(11.1)
Financing cash flow	$(150.3)	$(130.2)	$(103.6)

Cash Flows – Fiscal Years 2017 and 2016

Operating Activities.  The $1.9 million increase in cash provided by operating activities for 2017, compared to 2016 was due primarily to an increase in the change in accounts receivable of $13.4 million related to higher collections during 2017, compared to 2016, partially offset by $7.4 million decrease in net income, as discussed above, and a $6.5 million increase in the change in accounts payable and accrued expenses due to the timing of payments.

Investing Activities.  The $4.4 million decrease in cash used in investing activities for 2017, compared to 2016 was due primarily to $2.8 million of higher proceeds from the founding member notes receivable due to the timing of payments and a $1.3 million decrease in purchases of property and equipment.

Financing Activities.  The $20.1 million increase in cash used in financing activities for 2017, compared to 2016 was due primarily to a $37.8 million increase in distributions to founding and managing member, partially offset by a $10.5 million increase in founding member integration and other encumbered theater payments related primarily to the AMC acquisition of Carmike and a $4.8 million reduction in the payment of debt issuance costs.

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

Sources of Capital and Capital Requirements

Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Refer to Note 7 to the audited Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2016 and 2017. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.).  The available cash distribution to the members of NCM LLC for the year ended December 28, 2017 was approximately $160.9 million.

Capital Expenditures

Capital expenditures include capitalized software development or upgrades for our DCS and advertising proposal and inventory management, audience targeting and data management systems as well as digital applications being developed primarily by our programmers and outside consultants, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theaters when they are added to our network.  Capital expenditures for the year ended December 28, 2017 were $12.3 million (including $1.9 million associated with network affiliate additions) compared to $13.3 million (including $1.1 million associated with network affiliate additions) for the 2016 period.  The capital expenditures have typically been satisfied through cash flow from operations.  All capital expenditures related to the DCN within our founding members’ theaters have been made by our founding members under the ESAs.  We expect they will continue to be made by our founding members in accordance with the ESAs.

We expect to make approximately $19.0 million to $21.0 million of capital expenditures in fiscal 2018, primarily for  $8.0 million to $9.0 million of digital product development, $1.0 million to $2.0 million of headquarter relocation costs and approximately $10.0 million in upgrades to our DCS distribution and content management software and our other internal management systems, including our proposal, inventory and audience targeting and data management systems, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing. We expect these digital products to allow us to capture exclusive first party data on our viewers and build our own foundational capabilities for digital ad buying, selling and serving. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, create more targeted buys and provide more robust campaign data for our advertising clients to help drive future growth.  Our capital expenditures may increase as we add additional network affiliates to our network.  We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.  The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

As of December 28, 2017, our senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, we entered into an incremental amendment of our senior secured credit facility whereby the revolving credit facility was increased by $40.0 million to $175.0 million and matures November 26, 2019, which corresponds with the maturity date of the $270.0 million term loans.

On August 19, 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes. On September 19, 2016, we redeemed our $200.0 million 7.875% Senior Unsecured Notes at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest. On April 27, 2012, we completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes. For further information, refer to Note 7 to the audited financial statements located elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which we were in compliance at December 28, 2017, including a consolidated net senior secured leverage ratio as of December 28, 2017 of 3.2 versus a covenant of 6.5 times for each quarterly period. We are permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and our subsidiary so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

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

Allowance for Doubtful Accounts

Nature of Estimates Required.  The allowance for doubtful accounts represents management’s estimate of probable credit losses inherent in its trade receivables, which represent a significant asset on the balance sheet. Estimating the amount of the allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. Amounts deemed uncollectible within the account receivable balance are charged against the allowance, while recoveries of amounts previously charged are credited to the allowance. A provision for bad debt is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as, other pertinent factors. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

Sensitivity Analysis.  As of December 28, 2017, our allowance for doubtful accounts was $6.0 million, or 3.6% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 28, 2017 would have affected net income by approximately $0.1 million.

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

The fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc.’s common stock on the date of grant. Restricted stock and restricted stock units vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over this requisite service period. For the restricted stock awards including performance vesting conditions, compensation expense is based on management’s projections and the probability of achievement of those targets, which requires considerable judgment.  We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest.  Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, for both stock options and restricted stock we estimate a forfeiture rate to reflect the potential separation of employees.

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

Contractual and Other Obligations

Our contractual obligations as of December 28, 2017 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$—	$282.0	$400.0	$250.0	$932.0
Cash interest on borrowings (2)	51.7	106.4	61.3	53.6	273.0
Office leases	3.3	6.8	6.8	25.5	42.4
Network affiliate agreements (3)	20.3	34.5	24.9	2.9	82.6
Total contractual cash obligations	$75.3	$429.7	$493.0	$332.0	$1,330.0

(1)

We have a $175.0 million variable rate revolving credit facility of which $12.0 million was outstanding as of December 28, 2017 and $4.8 million is restricted due to outstanding letters of credit.  Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.  Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

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

(3)

The value in this table represents the maximum potential payout under the revenue guarantees made to our network affiliates.  During 2017, we paid $0.1 million under these agreements and no liabilities were recorded as of December 28, 2017 for these obligations.  For additional details refer to the information provided under Note 10 to the audited financial statements included elsewhere in this document.

The ESAs require payments based on a combination of our founding member attendance, the number of digital screens of each founding member and the number of higher quality digital cinema systems of each founding member.  The amount relating to the attendance factor will vary from quarter to quarter and year to year as theater attendance varies, while the amount relating to the digital screens and digital cinema systems will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of our founding members.  The payments made to our founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs.  The rate per attendee increases 8% every five years, with the next such increase taking effect for fiscal year 2022, while the rate per digital screen and digital cinema system screen increase 5% annually.  The table above does not include amounts payable under the ESAs as they are based on variable factors, which are not capable of precise estimation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2022 bear interest at fixed rates, and therefore are not subject to market risk.  As of December 28, 2017, the interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $12.0 million and $270.0 million outstanding as of December 28, 2017 on our revolving credit facility and term loan, respectively.

Item 8.  Financial Statements and Supplementary Data

Refer to Index to Financial Statements and Supplemental Information on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the  Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.  As of December 28, 2017, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 28, 2017 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  As of December 28, 2017, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 28, 2017 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 28, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(b) Exhibits

Refer to Exhibit Index, beginning on page 44.

(c) Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation. Of National CineMedia, Inc.	NCM, Inc.	10-Q	001-33296	3.1	5/6/2011
3.2		Amended and Restated Bylaws of National CineMedia, Inc.	NCM, Inc.	S-8	001-33296	4.2	2/13/2007
3.3		Certificate of Formation of National CineMedia, LLC	NCM LLC	S-4	333-176056	3.3	8/4/2011
4.1		Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	4/30/2012
4.2		Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.1).	NCM, Inc.	8-K	001-33296	4.1	4/30/2012
4.3		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	8/19/2016
4.4		Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.1).	NCM, Inc.	8-K	001-33296	4.1	8/19/2016
10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1	2/16/2007
10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	10-Q	001-33296	10.1.1	8/7/2009
10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1	8/10/2010
10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1.3	9/9/2013
10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.2.4	2/21/2014
10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.3.4	2/21/2014

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.3.1		Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	NCM, Inc.	8-K	001-33296	10.3	3/15/2017
10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.4.4	2/21/2014
10.4.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	NCM, Inc.	8-K	001-33296	10.2	3/15/2017
10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.6	2/16/2007
10.5.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	NCM, Inc.	8-K	001-33296	10.1	3/15/2017
10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	NCM, Inc.	8-K	001-33296	10.7	2/16/2007
10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	NCM, Inc.	8-K	001-33296	10.1	5/5/2008
10.7		First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.8	2/16/2007
10.8		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.9	2/16/2007
10.9		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	NCM, Inc.	8-K	001-33296	10.10	2/16/2007
10.10		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	NCM, Inc.	8-K	001-33296	10.11	2/16/2007

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.11		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.12	2/16/2007
10.12		Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.	NCM, Inc.	8-K	001-33296	10.1	11/28/2012
10.12.1		Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.	NCM, Inc.	8-K	001-33296	10.2	11/28/2012
10.12.2		Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.	NCM, Inc.	8-K	001-33296	10.1	5/7/2013
10.12.3		Amendment No. 6 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of July 2, 2014.	NCM, Inc.	8-K	001-33296	10.1	7/3/2014
10.13		Employment Agreement dated as of December 31, 2015, by and between National CineMedia, Inc. and Andrew J. England. +	NCM, Inc.	8-K	001-33296	10.1	1/5/2016
10.14		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +	NCM, Inc.	10-Q	001-33296	10.1	5/21/2015
10.15		Employment Agreement dated as of August 11, 2016, by and between the Company and Katherine L. Scherping. +	NCM, Inc.	8-K	001-33296	10.1	8/11/2016
10.17		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	8-K	001-33296	10.18	2/16/2007
10.17.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	10-K	001-33296	10.18.1	3/6/2009
10.17.2		Separation, General Release and Consulting Agreement dated as of November 6, 2017, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	8-K	001-33296	10.1	11/6/2017
10.18		Form of Indemnification Agreement	NCM, Inc.	8-K	001-33296	10.1	2/13/2007
10.18.1		Director Service Agreement dated April 28, 2017, among National CineMedia, Inc., National CineMedia, LLC and Scott Schneider.	NCM, Inc.	8-K	001-33296	10.1	5/4/2017
10.19		National CineMedia, Inc. 2007 Equity Incentive Plan. +	NCM, Inc.	8-K	001-33296	10.2	5/2/2013
10.20		National CineMedia, Inc. 2016 Equity Incentive Plan. +	NCM, Inc.	S-8	001-33296	4.1	4/29/2016
10.21		Form of Option Substitution Award. +	NCM, Inc.	S-8	001-33296	4.4	2/13/2007
10.22		Form of Restricted Stock Substitution Award. +	NCM, Inc.	S-8	001-33296	4.5	2/13/2007

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.23		Form of Stock Option Agreement. +	NCM, Inc.	S-8	001-33296	4.6	2/13/2007
10.23.1		Form of 2009 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.1	3/6/2009
10.23.2		Form of 2010 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.2	3/9/2010
10.23.3		Form of 2011 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.3	2/25/2011
10.23.4		Form of 2012 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.4	2/24/2012
10.24		Form of Restricted Stock Agreement. +	NCM, Inc.	S-8	001-33296	4.7	2/13/2007
10.24.1		Form of 2015 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.23.7	2/27/2015
10.24.2		Form of 2015 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.23.8	2/27/2015
10.24.3		Form of 2016 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.22.7	2/26/2016
10.24.4		Form of 2016 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.22.8	2/26/2016
10.24.5		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Time Based).	NCM, Inc.	S-8	001-33296	4.2	4/29/2016
10.24.6		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Performance Based).	NCM, Inc.	S-8	001-33296	4.3	4/29/2016
10.24.7		Form of 2017 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.26.9	2/24/2017
10.24.8		Form of 2017 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.26.10	2/24/2017
10.24.9*		Form of 2018 Restricted Stock Agreement (Time Based). +
10.24.10*		Form of 2018 Restricted Stock Agreement (Performance Based). +
10.25		Form of Restricted Stock Unit Agreement. +	NCM, Inc.	10-K	001-33296	10.34	3/6/2009
10.25.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	NCM, Inc.	S-8	001-33296	4.4	4/29/2016
10.25.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	NCM, Inc.	10-K	001-33296	10.27.2	2/24/2017
10.26		National CineMedia, Inc. Executive Performance Bonus Plan. +	NCM, Inc.	8-K	001-33296	10.1	5/2/2013
12.1	*	Computation of ratio of earnings to fixed charges.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chef Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, LLC

(Registrant)

By: National CineMedia, Inc., its manager

Dated:	March 14, 2018	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	March 14, 2018	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. England	Chief Executive Officer and Director	March 14, 2018
Andrew J. England	(Principal Executive Officer)

/s/ Katherine L. Scherping	Chief Financial Officer	March 14, 2018
Katherine L. Scherping	(Principal Financial and Accounting Officer)

/s/ Scott N. Schneider	Chairman	March 14, 2018
Scott N. Schneider

/s/ Lawrence A. Goodman	Director	March 14, 2018
Lawrence A. Goodman

/s/ David R. Haas	Director	March 14, 2018
David R. Haas

/s/ Thomas F. Lesinski	Director	March 14, 2018
Thomas F. Lesinski

/s/ Paula Williams Madison	Director	March 14, 2018
Paula Williams Madison

/s/ Lee Roy Mitchell	Director	March 14, 2018
Lee Roy Mitchell

Mark Segall	Director

Renana Teperberg	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

National CineMedia, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 28, 2017 and December 29, 2016, the related statements of income, comprehensive income, members’ equity/(deficit), and cash flows for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2017 and December 29, 2016, the results of its operations and its cash flows for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 13, 2018

We have served as the Company’s auditor since 2005.

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 28, 2017	December 29, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.6	$10.7
Receivables, net of allowance of $6.0 and $6.3, respectively	160.6	160.5
Prepaid expenses	4.2	3.0
Prepaid administrative fees to managing member	0.8	0.8
Current portion of notes receivable- founding members	4.2	5.6
Other current assets	—	0.3
Total current assets	174.4	180.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $70.4 and $64.1, respectively	30.7	29.6
Intangible assets, net of accumulated amortization of $145.4 and $118.9, respectively	717.2	560.5
Long-term notes receivable, net of current portion - founding members	4.1	8.3
Other investments	3.5	6.6
Debt issuance costs, net	1.3	1.9
Other assets	1.5	0.7
Total non-current assets	758.3	607.6
TOTAL ASSETS	$932.7	$788.5
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	32.7	42.7
Amounts due to managing member	38.3	25.8
Accrued expenses	19.5	19.0
Accrued payroll and related expenses	9.5	9.9
Accounts payable	16.2	13.4
Deferred revenue	7.1	10.3
Total current liabilities	123.3	121.1
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.7 and $10.7, respectively	923.3	924.3
Other non-current liabilities	2.1	—
Total non-current liabilities	925.4	924.3
Total liabilities	1,048.7	1,045.4
COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS’ EQUITY/(DEFICIT)	(116.0)	(256.9)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$932.7	$788.5

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF INCOME

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Revenue (including revenue from founding members of $29.9, $29.1 and $30.2, respectively)	$426.1	$447.6	$446.5
OPERATING EXPENSES:
Advertising operating costs	32.4	30.0	30.8
Network costs	15.8	17.1	17.8
Theater access fees—founding members	76.5	75.1	72.5
Selling and marketing costs	72.0	72.8	72.3
Merger termination fee and related merger costs	—	—	41.8
Administrative and other costs	25.1	23.6	21.4
Administrative fee—managing member	12.8	20.2	17.2
Depreciation and amortization	37.6	35.8	32.2
Total	272.2	274.6	306.0
OPERATING INCOME	153.9	173.0	140.5
NON-OPERATING EXPENSES:
Interest on borrowings	52.8	54.0	52.2
Interest income	(0.7)	(0.9)	(1.1)
Amortization of terminated derivatives	—	—	1.6
Loss on early retirement of debt	—	10.4	—
Other non-operating (income) expense	(0.3)	—	0.2
Total	51.8	63.5	52.9
INCOME BEFORE INCOME TAXES	102.1	109.5	87.6
Income tax expense	0.2	0.2	0.1
NET INCOME	$101.9	$109.3	$87.5

Refer to accompanying notes to financial statements

NATIONAL CINEMEDIA, LLC

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
NET INCOME, NET OF TAX OF $0.2, $0.2 AND $0.1, RESPECTIVELY	$101.9	$109.3	$87.5
OTHER COMPREHENSIVE INCOME:
Amortization of terminated derivatives	—	—	1.6
COMPREHENSIVE INCOME	$101.9	$109.3	$89.1

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)

(In millions, except unit amounts)

	Units	Amount
Balance—January 1, 2015	128,294,505	$(317.4)
Capital contribution from managing member	288,228	1.3
Distribution to managing member	—	(66.3)
Distribution to founding members	—	(82.2)
Units issued for purchase of intangible asset	6,560,239	100.7
Comprehensive income	—	89.1
Share-based compensation expense/capitalized	—	8.3
Balance—December 31, 2015	135,142,972	$(266.5)
Capital contribution from managing member	635,258	0.5
Distribution to managing member	—	(57.5)
Distribution to founding members	—	(75.1)
Units issued for purchase of intangible asset	1,416,515	21.1
Comprehensive income	—	109.3
Share-based compensation expense/capitalized	—	11.3
Balance—December 29, 2016	137,194,745	$(256.9)
Capital contribution from managing member	767,810	(9.4)
Distribution to managing member	—	(75.9)
Distribution to founding members	—	(85.0)
Units issued for purchase of intangible asset	16,118,779	201.8
Comprehensive income	—	101.9
Share-based compensation expense/capitalized	—	7.5
Balance—December 28, 2017	154,081,334	$(116.0)

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.9	$109.3	$87.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.6	35.8	32.2
Non-cash share-based compensation	7.2	10.9	8.0
Impairment on investment	3.1	0.7	—
Amortization of terminated derivatives	—	—	1.6
Amortization of debt issuance costs	2.6	2.6	2.6
Redemption premium paid and write-off of debt issuance costs related to redemption of Senior Notes due 2021	—	10.4	—
Other	(0.3)	—	0.3
Cash distributions from non-consolidated entities	0.3	0.2	0.2
Changes in operating assets and liabilities:
Receivables, net	(0.1)	(13.5)	(35.5)
Accounts payable and accrued expenses	2.2	(2.1)	5.0
Amounts due to founding members and managing member	0.5	(3.0)	3.2
Deferred revenue	(3.1)	—	1.7
Other, net	0.3	(1.0)	0.7
Net cash provided by operating activities	152.2	150.3	107.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11.6)	(12.9)	(12.6)
Acquisition of a business	(0.2)	—	—
Purchases of intangible assets from network affiliates	(2.1)	(2.3)	(2.7)
Proceeds from restricted cash	0.3	—	—
Proceeds from note receivable - founding members	5.6	2.8	4.2
Net cash used in investing activities	(8.0)	(12.4)	(11.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the revolving credit facility	80.0	126.0	215.0
Repayments of borrowings under the revolving credit facility	(83.0)	(177.0)	(171.0)
Proceeds from issuance of Senior Notes due 2026	—	250.0	—
Redemption of Senior Notes due 2021	—	(207.9)	—
Payment of debt issuance costs	—	(4.8)	—
Founding member integration and other encumbered theater payments	12.9	2.4	2.6
Distributions to founding members and managing member	(157.2)	(119.4)	(151.5)
Unit settlement for share-based compensation	(3.0)	0.5	1.3
Net cash used in financing activities	(150.3)	(130.2)	(103.6)
CHANGE IN CASH AND CASH EQUIVALENTS	(6.1)	7.7	(7.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	10.7	3.0	10.2
End of period	$4.6	$10.7	$3.0

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$201.8	$21.1	$100.7
Accrued distributions to founding members and managing member	$74.5	$70.8	$57.6
Accrued integration and other encumbered theater payments from founding members	$9.0	$—	$—
Accrued purchases of property and equipment	$0.4	$—	$—
Increase in cost and equity method investments	$—	$2.0	$3.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.9	$52.5	$49.7
Cash paid for income taxes, net of refunds	$0.4	$0.3	$—

Refer to accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NCM LLC commenced operations on April 1, 2005 and is owned by NCM, Inc., AMC, Regal and Cinemark. NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under ESAs with the founding members and certain third-party theater circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from one to twenty years.

As of December 28, 2017, the Company had 154,081,334 common membership units outstanding, of which 76,242,222 (49.5%) were owned by NCM, Inc., 27,871,862 (18.1%) were owned by Cinemark, 27,574,620 (17.9%) were owned by Regal and 22,392,630 (14.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared its financial statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation (refer to the Statements of Cash Flows whereby a certain line item previously included within the ‘Other’ caption was broken out separately due to its significance in 2017). These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Significant Accounting Policies

Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2015, 2016 and 2017 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 28, 2017	2017
December 29, 2016	2016
December 31, 2015	2015

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

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (CPM) basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theater attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs as dictated by sales contracts. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theater lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the impressions guaranteed in the advertising contract have been satisfied. The make-good provision is recorded within accrued expenses in the Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

The Company recorded non-cash revenue of $0.0 million, $0.0 million and $3.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, where the Company received equity securities in privately held companies as consideration.  The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $0.8 million, $2.5 million and $2.0 million, respectively. Expense recorded from barter transactions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $1.4 million, $2.3 million and $2.5 million, respectively.

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

Restricted Cash—As of December 28, 2017 and December 29, 2016, other non-current assets included restricted cash of $0.0 million and $0.3 million, respectively. As of December 29, 2016, the Company’s restricted cash represented a secured letter of credit used as a lease deposit on the Company’s previous New York office.

Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of December 28, 2017 and December 29, 2016, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, there were no customers that accounted for more than 10% of revenue.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Receivables consisted of the following (in millions):

	As of
	December 28, 2017	December 29, 2016
Trade accounts	$166.4	$166.0
Other	0.2	0.8
Less: Allowance for doubtful accounts	(6.0)	(6.3)
Total	$160.6	$160.5

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 – Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s inventory management systems, digital products, digital network distribution system (DCS) and website development costs, which are included in equipment, and are depreciated over three to five years. As of December 28, 2017 and December 29, 2016, the Company had a net book value of $16.5 million and $16.6 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $6.0 million, $3.9 million and $5.0 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded $3.6 million, $3.4 million and $1.5 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.1 million, $0.2 million and $0.4 million related to the write-off of property, plant and equipment during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 7—Borrowings, there is a balance of $10.0 million and $12.6 million in deferred financing costs as of December 28, 2017 and December 29, 2016, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Beginning balance	$12.6	$12.9	$15.5
Debt issuance payments	—	4.8	—
Amortization of debt issuance costs	(2.6)	(2.6)	(2.6)
Write-off of debt issuance costs	—	(2.5)	—
Ending balance	$10.0	$12.6	$12.9

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

Derivative Instruments—The Company terminated its interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. The Company amortized into earnings the balance in Accumulated Other Comprehensive Income (“AOCI”) related to these swaps over the remaining period of the term loan.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”) on a prospective basis. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The adoption of ASU 2016-07 did not have a material impact on the audited Financial Statements or notes thereto.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company adopted this guidance using the modified retrospective transition method on December 29, 2017. The Company identified the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. ASU 2014-09 impacted the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. Through the year ended December 28, 2017, the Company recognized revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. Under ASU 2014-09, the Company will recognize revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The modified retrospective transition method allows entities to apply the new revenue standard prospectively and record a cumulative-effect adjustment to the opening balance of retained earnings in the period the new revenue standard is first applied. Upon the adoption of ASU 2014-09 on December 29, 2017, the Company expects to record an immaterial cumulative-effect adjustment related to the change in accounting for barter transactions. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the audited Financial Statements. The Company will incorporate additional disclosures in its notes to its audited Financial Statements to comply with ASU 2014-09 effective in the first quarter of 2018. The Company has designed and implemented changes to certain processes and internal controls related to its adoption of ASU 2014-09.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies and should be adopted on a prospective basis. The Company is currently evaluating the impact of that adopting this guidance will have on the audited Financial Statements or notes thereto.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Financial Statements, with certain practical expedients available. The Company is currently evaluating the impact that adopting this guidance will have on the audited financial statements or notes thereto.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

to be adopted on a modified retrospective basis. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the audited Financial Statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The Company adopted this guidance using the retrospective transition method on December 29, 2017. The Company will present the Statement of Cash Flows in accordance with ASU 2016-15 effective in the first quarter of 2018.The Company does not expect the adoption of ASU 2016-15 to have a material impact on the audited Financial Statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will have to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The Company adopted this guidance on December 29, 2017. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the audited Financial Statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited Financial Statements or notes thereto.

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 28, 2017	December 29, 2016
Equipment, computer hardware and software	$92.9	$86.6
Leasehold improvements	4.0	3.4
Less: Accumulated depreciation	(70.4)	(64.1)
Subtotal	26.5	25.9
Construction in progress	4.2	3.7
Total property and equipment	$30.7	$29.6

For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded depreciation expense of $10.9 million, $8.6 million, and $9.6 million, respectively.

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

If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike and Rave theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC and Cinemark will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters (“encumbered theater payments”). These payments are also accounted for as a reduction to the intangible asset. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

The following is a summary of the Company’s intangible asset’s activity (in millions) during 2017 and 2016:

	As of December 29, 2016	Additions (1)	Amortization	Integration and other encumbered theater payments (3)	As of December 28, 2017
Gross carrying amount	$679.4	$204.1	$—	$(20.9)	$862.6
Accumulated amortization	(118.9)	—	(26.5)	—	(145.4)
Total intangible assets, net	$560.5	$204.1	$(26.5)	$(20.9)	$717.2

	As of December 31, 2015	Additions (1)	Amortization	Integration and other encumbered theater payments (3)	As of December 29, 2016
Gross carrying amount	$658.6	$23.4	$—	$(2.6)	$679.4
Accumulated amortization	(91.9)	—	(27.0)	—	(118.9)
Total intangible assets, net	$566.7	$23.4	$(27.0)	$(2.6)	$560.5

(1)

During the first quarter of 2017, the Company issued 2,351,029 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2016. During the first quarter of 2017, the Company issued 18,425,423 common membership units to AMC in respect of the annual attendance at the acquired Carmike theaters in accordance with the Common Unit Adjustment Agreement. AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment because it resulted in an extraordinary attendance increase of approximately 9.5%.  Further, the Final Judgment required AMC to transfer advertising rights to 17 theaters from NCM LLC to another advertising provider.  Pursuant to the MOU, AMC surrendered 4,657,673 NCM LLC common membership units in respect of such theaters.  The 4,657,673 NCM LLC common membership units were comprised of (i) 2,850,453 NCM LLC common membership units pursuant to the adjustment for divested theaters in the Common Unit Adjustment Agreement and (ii) an additional 1,807,220 NCM LLC common membership units valued at $25.0 million to compensate for NCM LLC’s lost operating income for these theaters during the 10-year term of the Final Judgment. NCM LLC recorded a net intangible asset of $201.8 million in the first quarter of 2017 as a result of these Common Unit Adjustments.

During 2017, the Company purchased intangible assets for $2.1 million associated with network affiliate agreements. During 2017, the Company purchased intangible assets for $0.2 million associated with acquired software.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

(2)

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

(3)

Carmike and Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC and Cinemark. As a result, AMC and Cinemark will make integration and other encumbered theater payments over the remaining term of those agreements.  During the year ended December 28, 2017 and December 29, 2016, the Company recorded a reduction to net intangible assets of $20.9 million and $2.6 million, respectively, related to integration and other encumbered theater payments due from AMC and Cinemark. During the year ended December 28, 2017 and December 29, 2016, AMC and Cinemark paid a total of $12.9 million and $2.4 million, respectively, related to integration and other encumbered theater payments.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to the founding members, net of accumulated amortization was $687.1 million and $529.9 million, respectively with weighted average remaining lives of 19.2 years and 20.2 years as of December 28, 2017 and December 29, 2016, respectively.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.0 million and $30.6 million, respectively with weighted average remaining lives of 11.0 years and 12.7 years as of December 28, 2017 and December 29, 2016, respectively.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to acquired software, net of accumulated amortization was $0.1 million and $0.0 million, respectively with weighted average remaining lives of 2.5 years and 0.0 years as of December 28, 2017 and December 29, 2016, respectively.

For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded amortization expense of $26.5 million, $27.0 million and $22.6 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2018	$26.5
2019	$26.3
2020	$26.3
2021	$26.3
2022	$25.9

4.	ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 28, 2017	December 29, 2016
Make-good reserve	$5.5	$4.6
Accrued interest	11.6	11.3
Deferred rent	0.8	1.8
Other accrued expenses	1.6	1.3
Total accrued expenses	$19.5	$19.0

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

5.	MEMBERS’ DEFICIT

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

Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM Inc., and the founding members.  They include the following:

•

ESAs. Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Statements of Income:	December 28, 2017	December 29, 2016	December 31, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$29.9	$28.7	$30.0
Advertising inventory revenue (included in advertising revenue) (2)	—	0.4	0.2
Operating expenses:
Theater access fee (3)	76.5	75.1	72.5
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	2.1	1.6	1.2
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs)	0.1	—	—
Purchase of movie tickets and concession products and rental of theater space (included in other administrative and other costs)	—	0.1	0.1
Administrative fee - managing member (5)	12.8	20.2	17.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.6	0.8	1.0

(1)

For the full years ended December 28, 2017 and December 29, 2016, and the six months ended December 31, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.  For the first six months of 2015, all of the founding members purchased 60 seconds of on-screen advertising time.

(2)	The value of such purchases is calculated by reference to the Company’s advertising rate card.
(3)

Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment.

(4)	Used primarily for marketing to the Company’s advertising clients.
(5)

Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC. In 2017, these services included the services of the Chief Executive Officer, President, Chief Financial Officer and Senior Vice President and General Counsel. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(6)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

	As of
Included in the Balance Sheets:	December 28, 2017	December 29, 2016
Current portion of note receivable- founding members (1)	$4.2	$5.6
Long-term portion of note receivable - founding members (1)	4.1	8.3
Interest receivable on notes receivable (included in other current assets)	—	0.3
Prepaid administrative fees to managing member (2)	0.8	0.8
Common unit adjustments net of amortization and integration payments (included in intangible assets)	687.1	529.9

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

(1)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.
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

On March 16, 2015, NCM, Inc. announced the termination of an Agreement and Plan of Merger (the “Merger Agreement”) with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. During the year ended December 31, 2015, we also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by us during the year ended December 31, 2015). NCM, Inc. and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 are as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
AMC	$27.1	$23.6	$23.8
Cinemark	29.1	25.4	28.7
Regal	28.8	26.1	29.6
Total founding members	85.0	75.1	82.1
NCM, Inc.	75.9	57.5	66.4
Total	$160.9	$132.6	$148.5

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash to the members for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015. Under the terms of the NCM LLC Operating Agreement, this negative amount was netted against the available cash distributions for the second quarter of 2016. The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 28, 2017 of $37.6 million, is included in amounts due to founding members in the Balance Sheets as of December 28, 2017 and will be made in the first quarter of 2018.  The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 28, 2017 of $36.9 million is included in amounts due to managing member on the audited Balance Sheets as of December 28, 2017 and will be made in the first quarter of 2018.

Amounts due to founding members as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total	$3.8	$14.1	$14.8	$32.7

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Amounts due to founding members as of December 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.6	$0.9	$1.4	$3.9
Distributions payable to founding members	12.3	13.6	14.0	39.9
Integration payments due from founding members	(0.7)	(0.3)	—	(1.0)
Cost and other reimbursement	—	(0.1)	—	(0.1)
Total	$13.2	$14.1	$15.4	$42.7

Amounts due to/from managing member were comprised of the following (in millions):

	As of December 28, 2017	As of December 29, 2016
Distributions payable	$36.9	$30.9
Cost and other reimbursement	1.4	(5.1)
Total	$38.3	$25.8

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

Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM Inc.’s common stock on a one-for-one basis, or at NCM Inc.’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date. During the year ended December 28, 2017, AMC exercised the redemption right of an aggregate 15.6 million common membership units for a like number of shares of NCM, Inc.’s common stock. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction whereby, the issuance of shares of NCM, Inc. common stock were offset by the purchase of NCM LLC’s (a subsidiary’s) equity within the Statement of Equity. Further, no gain or loss was recognized in the Statements of Income. During 2017, 14.8 million of these shares were sold. The Company did not receive any proceeds from the sale of its common stock by AMC. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, AMC received cash dividends of approximately $0.1 million, $0.2 million and $0.0 million, respectively, on these shares of NCM, Inc. common stock.

Memorandum of Understanding with AMC— Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis. AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of December 28, 2017, AMC owned 15.1% of NCM’s outstanding equity interests. AMC was also required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors. AMC’s non independent designee to the Board of Directors resigned in 2016. During the year ended December 28, 2017, AMC transferred 17 theaters (318 screens) to another advertising provider in accordance with the Final Judgment, for which AMC surrendered common membership units during 2017.  At the end of the 10-year term of the Final Judgment, these theaters will revert back to us.  Also, in April 2017, AMC completed a sale of five theaters on our network pursuant to the Final Judgment. AMC will surrender common unit membership units to us for these divestures pursuant to the Common Unit Adjustment Agreement at the next Adjustment Date.  These 22 transferred and sold theaters represent approximately 1.3% of our total

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

theater network as of December 28, 2017. AMC also agreed to reimburse the Company for its incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, its financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the year ended December 28, 2017, the Company incurred $1.3 million of these costs, of which $1.0 million was reimbursed through the “Amounts due to founding members” within the audited Balance Sheets and the remaining $0.3 million is included in administrative costs within the Income Statement.

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (“AC JV, LLC”) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Future minimum principal payments under the notes receivable as of December 28, 2017 are approximately as follows (in millions):

Year	Minimum Principal Payments
2018	$4.2
2019	4.1
Total	$8.3

NCM LLC’s investment in AC JV, LLC was $1.0 million and $1.0 million as of December 28, 2017 and December 29, 2016, respectively. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, NCM LLC received a cash distribution from AC JV, LLC of $0.3 million, $0.2 million and $0.2 million, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.3 million, $0.0 million and $0.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, which are included in other non-operating expense in the audited Statements of Income.

In connection with the sale, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. NCM LLC has also agreed to provide creative and media production services for a fee. NCM LLC received $0.3 million, $0.2 million and $0.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, for these services, which are included as an offset to network costs in the audited Statements of Income.

Related Party Affiliates—The Company has an agreement with LA Live, an affiliate of The Anschutz Corporation to provide in-theater advertising.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, there was approximately $0.2 million, $0.3 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 28, 2017 and December 29, 2016, respectively.

Other Transactions—NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the Noovie pre-show. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015 NCM LLC received approximately $1.3 million, $1.7 million and $1.6 million, respectively, in revenue from AEG Live and as of December 28, 2017 and December 29, 2016, had $0.4 million and $0.2 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

7.	BORROWINGS

The following table summarizes the Company’s total outstanding debt as of December 28, 2017 and December 29, 2016 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 28, 2017	December 29, 2016	Maturity Date	Interest Rate
Revolving credit facility	$12.0	$15.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	250.0	August 15, 2026	5.750%
Total borrowings	$932.0	$935.0
Less: Debt issuance costs related to term loans and senior notes	(8.7)	(10.7)
Carrying value of long-term debt	$923.3	$924.3

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of December 28, 2017, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, the Company entered into an incremental amendment of its senior secure credit facility whereby the revolving credit facility was increased $40.0 million from $135.0 million to $175.0 million which matures November 26, 2019. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of December 28, 2017, the Company’s total availability under the $175.0 million revolving credit facility was $158.2 million, net of $4.8 million letters of credit. The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 28, 2017 was 4.5%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of December 28, 2017 was 4.1%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 28, 2017, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. The Company is permitted to make quarterly dividend payments and other payments based on leverage ratios for the Company and its subsidiaries so long as no default or event of default has occurred and continues to occur.  The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times.  In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants.  If there are limitations on the restricted payments, the Company may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, the Company may still pay the services fee and reimbursable costs pursuant to terms of the management agreement.  The Company can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to the founding members.  As of December 28, 2017, the Company’s consolidated net senior secured leverage ratio was 3.2 times (versus the covenant of 6.5 times).

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

Senior Unsecured Notes due 2021—On July 5, 2011, the Company completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (the “Notes due 2021”) for which the registered exchange offering was completed on September 22, 2011. The Notes due 2021 pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. On September 19, 2016, the Company redeemed its Notes due 2021 at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest. As a result of the redemption, the Company wrote-off approximately $2.5 million in unamortized debt issuance costs and paid a redemption premium of approximately $7.9 million, which are reflected in the loss on early retirement of debt on the Statements of Income during the year ended December 28, 2017.

Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Notes due 2022”).  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Notes due 2022 are senior secured obligations of NCM LLC, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.

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

The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, The Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio.  The Company was in compliance with these non-maintenance covenants as of December 28, 2017.

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

The Company may redeem all or any portion of the Notes due 2026 prior to August 15, 2021, at once or over time, at 100% of the principal amount plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may redeem all or any portion of the Notes due 2026, at once or over time, on or after August 15, 2021 at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to August 15, 2019, the Company may on any one or more occasions redeem up to 35% of the original aggregate principal amount of Notes due 2026 from the net proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the Notes due 2026 redeemed, plus accrued and unpaid interest, if any, to the redemption date.  Upon the occurrence of a Change of Control (as defined in the indenture), the Company will be required to make an offer to each holder of the Notes due 2026 to repurchase all of such holder’s Notes due 2026 for a cash payment equal to 101.00% of the aggregate principal amount of the Notes due 2026 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

particular, the Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. The Company was in compliance with these non-maintenance covenants as of December 28, 2017.

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2022 and Notes due 2026 as of December 28, 2017 are as follows (in millions):

Year	Amount
2018	$—
2019	282.0
2020	—
2021	—
2022	400.0
Thereafter	250.0
Total	$932.0

8.	SHARE-BASED COMPENSATION

The NCM, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) reserves 4,400,000 shares of common stock available for issuance or delivery under the 2016 Plan of which 3,477,078 shares remain available for future grants as of December 28, 2017 (assuming 100% achievement of targets on performance-based restricted stock).  NCM, Inc. began issuing shares under the 2016 Plan in the second quarter of 2016, following its approval by NCM, Inc.’s stockholders. The 2016 Plan replaced NCM, Inc.’s 2007 Equity Incentive Plan (the “2007 Plan”), which was set to expire by its terms in February 2017. The shares of common stock that were available for issuance under the 2007 Plan are no longer available for issuance following the approval of the 2016 Plan. Any forfeitures of shares granted pursuant to the 2007 Plan will be cancelled and not available for future grant. The management services agreement provides that the Company may participate in NCM, Inc.’s Equity Incentive Plans. The types of awards that may be granted under the 2016 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan and the 2016 Plan.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM Inc.’s common stock represented by such awards.

Compensation Cost—The Company recognized $11.2 million, $18.3 million and $14.8 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, of share-based compensation expense within network costs, selling and marketing costs, administrative and other costs and administrative – managing member in the Statements of Income as shown in the table below.

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Share-based compensation costs included in network costs	$1.0	$1.1	$0.9
Share-based compensation costs included in selling and marketing costs	4.1	6.0	5.5
Share-based compensation costs included in administrative and other costs	2.1	3.8	1.6
Share-based compensation costs included in administrative fee - managing member (1)	4.0	7.4	6.8
Total share-based compensation costs	$11.2	$18.3	$14.8

(1)	Includes $2.3 million of expense associated with the modification of certain former executive equity awards during the year ended December 29, 2016, as described further below.

Share-based compensation costs recorded in network costs, selling and marketing costs and administrative and other costs are non-cash charges. Share-based compensation costs recorded in the administrative fee – managing member are cash charges. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, $0.3 million, $0.5 million and $0.3 million was capitalized, respectively in a corresponding manner to the capitalization of employee’s salaries for capitalized labor. As of December 28, 2017, there was no unrecognized compensation cost related to unvested options as

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

stock options were fully vested as of December 28, 2017.  As of December 28, 2017, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $11.2 million, which will be recognized over a weighted average remaining period of 1.7 years.

Stock Options— The Company has not granted stock options since 2012 and as of December 28, 2017 all options are fully vested. Stock options awarded under the 2007 Plan were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s Board of Directors approved the grant. Options have either 10-year or 15-year contractual terms. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. An annual forfeiture rate of 2-3% was estimated to reflect the potential separation of employees. The intrinsic value of options exercised during the year was $0.1 million, $0.1 million and $0.4 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  The total fair value of awards vested during the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $0.0 million, $0.0 million and $0.7 million, respectively.   A summary of option award activity under the 2007 Plan as of December 28, 2017, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2016	2,574,544	$16.59	—	$—
Granted	—	$—
Exercised	(58,450)	$11.04
Forfeited	(130,219)	$17.03
Expired	(220,694)	$19.06
Outstanding as of December 28, 2017	2,165,181	$16.47	3.0	$—
Exercisable as of December 28, 2017	2,165,181	$16.47	3.0	$—
Vested and expected to vest as of December 28, 2017	2,165,181	$16.47	3.0	$—

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion.  The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. The Company has issued time-based restricted stock to its employees which vests over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock which vests following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The Company also grants restricted stock units to NCM, Inc.’s non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-4% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $14.34, $15.03 and $14.76 for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  The total fair value of awards vested was $17.3 million, $14.7 million and $11.6 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

A summary of restricted stock award and restricted stock unit activity as of December 28, 2017, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of December 29, 2016	2,590,262	$15.66
Granted	956,070	$14.34
Vested (1)	(1,046,179)	$16.66
Forfeited	(191,191)	$15.44
Non-vested balance as of December 28, 2017	2,308,962	$14.70

(1)	Includes 336,819 vested shares that were withheld to cover tax obligations and were subsequently canceled.

The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 609,300 shares of restricted stock could be issued if the performance criteria maximums are met.  As of December 28, 2017, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 1,877,718 shares.

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

Per ASC Topic 718-10-35-3, a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award.  The effects of a modification should be measured as follows: (a) incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, (b) total recognized compensation cost for an equity shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or service conditions of the original award are not expected to be satisfied and (c) a change in compensation cost for an equity award measured at intrinsic value shall be measured by comparing the intrinsic value of the modified award, if any, with the intrinsic value of the original award, if any, immediately before the modification.  These modifications resulted in compensation expense of $2.3 million recorded in administrative fee – managing member during the year ended December 29, 2016.  Further, the Company continued to recognize share-based compensation costs on the awards related to service during the consulting period and re-measured the fair value of the outstanding awards at each reporting period during the term of the consulting services, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees.

9.	EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.2 million, $1.3 million and $1.3 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

10.	COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, was $2.2 million, $2.3 million and $2.3 million, respectively. During the year ended December 28, 2017, the Company recorded a $1.8 million of expense for an early lease termination fee. The fee was reimbursed by the landlord of the Company’s new building, which is being treated as a lease incentive and amortized over the term of the new lease.

Future minimum lease payments under noncancelable operating leases as of December 28, 2017 are as follows (in millions):

Year	Minimum Lease Payments
2018	$3.3
2019	3.5
2020	3.3
2021	3.4
2022	3.4
Thereafter	25.5
Total	$42.4

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of December 28, 2017, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $82.6 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 28, 2017 and December 29, 2016, the Company paid $0.1 million and $0.0 million, respectively, related to these minimum guarantees. As of December 28, 2017 and December 29, 2016, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

Theater Access Fee Guarantees—In consideration for the Company’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with an increase taking effect in fiscal year 2017 and the next increase taking effect in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of December 28, 2017 and December 29, 2016, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

Other assets consisted of the following (in millions):

	As of
	December 28, 2017	December 29, 2016
Investment in AC JV, LLC (1)	$1.0	$1.0
Other investments (2)	2.5	5.6
Total	$3.5	$6.6

(1)	Refer to Note 8—Related Party Transactions.
(2)

The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded other-than-temporary impairment charges of $3.1 million, $0.7 million and $0.0 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee in the twelve months ended December 28, 2017. These impairment charges brought those investments to a remaining fair value of $0.1 million. The fair value of investments has not been estimated as of December 28, 2017 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of December 28, 2017, the Company had notes receivable totaling $8.3 million from its founding members related to the sale of Fathom Events, as described in Note 6—Related Party Transactions.  These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 28, 2017		As of December 29, 2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$270.8	$270.0	$272.7
Senior Notes due 2022	400.0	407.3	400.0	414.5
Senior Notes due 2026	250.0	235.0	250.0	256.7

(1)

The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of December 28, 2017 and December 29, 2016, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of December 28, 2017, there were no amounts outstanding related to these discontinued cash flow hedges.

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015	Income Statement Location
Balance at beginning of period	$—	$—	$(1.6)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	—	1.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	—	1.6
Net other comprehensive income	—	—	1.6
Balance at end of period	$—	$—	$—

13.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s allowance for doubtful accounts for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$6.3	$5.6	$4.3
Provision for bad debt	1.1	2.1	1.9
Write-offs, net	(1.4)	(1.4)	(0.6)
Balance at end of period	$6.0	$6.3	$5.6

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 28, 2017 and December 29, 2016 (in millions):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$71.9	$97.1	$116.4	$140.7
Operating expenses	66.8	68.8	66.1	70.5
Operating income	5.1	28.3	50.3	70.2
Net (loss) income	(7.9)	15.4	37.3	57.1

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.2	$115.4	$113.5	$142.5
Operating expenses	70.4	68.9	65.1	70.2
Operating (loss) income	5.8	46.5	48.4	72.3
Net (loss) income	(7.5)	33.2	23.9	59.7