Form 10-Q
period 2018-06-28
National CineMedia, LLC
filed 2018-08-07
CIK 1527190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2018
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number:  333-176056

NATIONAL CINEMEDIA, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-2632505
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6300 S. Syracuse Way, Suite 300 Centennial, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 792-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☒*
* The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirements.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, the registrant had 157,564,977 common membership units outstanding.  The common membership units are not publicly traded.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, LLC
CONDENSED BALANCE SHEETS
(In millions)
(UNAUDITED)

	June 28, 2018	December 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8.3	$4.6
Receivables, net of allowance of $5.7 and $6.0, respectively	125.7	160.6
Prepaid expenses	4.4	4.2
Prepaid administrative fees to managing member	1.0	0.8
Amounts due from founding members, net	3.1	—
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	0.2	—
Total current assets	146.9	174.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $69.3 and $70.4, respectively	32.0	30.7
Intangible assets, net of accumulated amortization of $159.0 and $145.4, respectively	711.8	717.2
Long-term notes receivable, net of current portion - founding members	4.1	4.1
Other investments	3.2	3.5
Debt issuance costs, net	5.6	1.3
Other assets	1.2	1.5
Total non-current assets	757.9	758.3
TOTAL ASSETS	$904.8	$932.7
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$19.5	$32.7
Amounts due to managing member, net	16.6	38.3
Accrued expenses	14.9	19.5
Accrued payroll and related expenses	10.2	9.5
Accounts payable	14.6	16.2
Deferred revenue	10.2	7.1
Short-term debt	2.0	—
Total current liabilities	88.0	123.3
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.7 and $8.7, respectively	939.5	923.3
Other liabilities	4.0	2.1
Total non-current liabilities	943.5	925.4
Total liabilities	1,031.5	1,048.7
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ EQUITY/(DEFICIT)	(126.7)	(116.0)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$904.8	$932.7

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF INCOME
(In millions)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
REVENUE (including revenue from founding members of $8.6, $7.6, $16.6 and $16.0, respectively)	$113.7	$97.1	$193.9	$169.0
OPERATING EXPENSES:
Advertising operating costs	9.2	7.5	16.2	12.5
Network costs	3.3	4.0	6.8	8.2
Theater access fees—founding members	21.5	18.7	42.1	39.3
Selling and marketing costs	16.7	18.9	32.7	37.0
Administrative and other costs	8.0	7.2	16.8	13.1
Administrative fee—managing member	4.8	3.3	8.6	6.7
Depreciation and amortization	10.0	9.2	19.5	18.8
Total	73.5	68.8	142.7	135.6
OPERATING INCOME	40.2	28.3	51.2	33.4
NON-OPERATING EXPENSES:
Interest on borrowings	14.1	13.1	27.9	26.3
Interest income	(0.1)	(0.2)	(0.2)	(0.4)
Other non-operating expense	1.2	—	1.2	(0.1)
Total	15.2	12.9	28.9	25.8
INCOME BEFORE INCOME TAXES	25.0	15.4	22.3	7.6
Income tax expense	—	—	0.3	0.1
NET INCOME	$25.0	$15.4	$22.0	$7.5

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(UNAUDITED)

	Six Months Ended
	June 28, 2018	June 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22.0	$7.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.5	18.8
Non-cash share-based compensation	2.8	3.8
Impairment on investment	0.4	3.1
Amortization of debt issuance costs	1.3	1.3
Redemption of premium paid and write-off of debt issuance costs	0.8	—
Other	0.2	(0.1)
Changes in operating assets and liabilities:
Receivables, net	34.9	61.3
Accounts payable and accrued expenses	(6.0)	(3.6)
Amounts due to/from founding members and managing member	(0.4)	(2.5)
Deferred revenue	3.1	(2.0)
Other, net	1.5	(3.3)
Net cash provided by operating activities	80.1	84.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7.2)	(5.8)
Purchases of intangible assets from network affiliates	—	(0.3)
Proceeds from notes receivable - founding members	—	1.4
Net cash used in investing activities	(7.2)	(4.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	106.2	50.0
Repayments of revolving credit facility	(88.0)	(55.0)
Proceeds from term loan facility	270.0	—
Repayment of term loan facility	(270.0)	—
Payment of debt issuance costs	(6.3)	—
Founding member integration and other encumbered theater payments	11.5	1.5
Distributions to founding members and managing member	(91.0)	(79.0)
Unit settlement for share-based compensation	(1.6)	(2.9)
Net cash used in financing activities	(69.2)	(85.4)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	3.7	(5.8)
Cash, cash equivalents and restricted cash at beginning of period	4.6	10.7
Cash, cash equivalents and restricted cash at end of period	$8.3	$4.9

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Six Months Ended
	June 28, 2018	June 29, 2017
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$15.9	$201.8
Accrued distributions to founding members and managing member	$33.1	$25.1
Accrued integration and other encumbered theater payments due from founding members	$5.3	$—
Accrued debt issuance costs	$0.5	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$27.0	$24.7
Cash paid for income taxes, net of refunds	$—	$0.4

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY
Description of Business
National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc., wholly owned subsidiaries of AMC Entertainment, Inc. (“AMC”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 19 years remaining as of June 28, 2018) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which have terms from one to twenty years.
As of June 28, 2018, NCM LLC had 157,576,354 common membership units outstanding, of which 76,915,532 (48.8%) were owned by NCM, Inc., 30,403,438 (19.3%) were owned by Regal, 28,779,904 (18.3%) were owned by Cinemark and 21,477,480 (13.6%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of June 28, 2018 and December 28, 2017, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and six months ended June 28, 2018 and June 29, 2017, the Company had no customers that accounted for more than 10% of revenue.
Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan.  NCM, Inc. has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors under the NCM, Inc. Equity Incentive Plan.  The Company has not granted stock options since 2012.  In 2017 and 2018, the restricted stock grants for Company officers vest upon the achievement of NCM, Inc. performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment.  A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest.  Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.  The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued.  In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares of restricted stock.  During the three and six months ended June 28, 2018 and June 29, 2017, NCM, Inc. acquired 11,377, 19,205, 673,310 and 740,194 units, respectively, due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.0 million, $0.0 million, $0.0 million and $0.6 million to NCM LLC for stock option exercises for the three and six months ended June 28, 2018 and June 29, 2017, respectively.
Recently Adopted Accounting Pronouncements
During the first quarter of 2018, the Company adopted Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) using the modified retrospective transition method. The Company identified the same performance obligations under ASU 2014-9 as compared with deliverables and separate units of account previously identified. ASU 2014-9 impacted the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. The Company historically recognized revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. In accordance with the new guidance, the Company will recognize revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The modified retrospective transition method allows entities to apply the new revenue standard prospectively and record a cumulative-effect adjustment to the opening balance of retained earnings in the period the new revenue standard is first applied. Upon the adoption of ASU 2014-9 on December 29, 2017, the Company recorded a $0.2 million cumulative-effect adjustment related to the change in accounting for barter transactions on contracts that are not completed as of December 29, 2017 in the unaudited Balance Sheet. The Company’s adoption of ASU 2014-9 did not have a material impact on the unaudited Condensed Financial Statements. The Company has incorporated additional disclosures in Note 2—Revenue from Contracts with Customers to the unaudited Condensed Financial Statements to comply with ASU 2014-9.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. In February 2018, the FASB issued Accounting Standards Update 2018-3, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-3”). These amendments clarify the guidance on certain topics referred to in ASU 2016-1. The Company has incorporated changes to the methodology utilized to value the Company’s investments and changes to disclosures in its notes to the unaudited Condensed Financial Statements to comply with ASU 2016-1.
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
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) on a retrospective basis. ASU 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. The Company has adjusted the Condensed Statement of Cash Flow for the six months ended June 29, 2017 to include the restricted cash balance within the aforementioned captions. The adoption of ASU 2016-18 had no other impact on the unaudited Condensed Financial Statements or notes thereto.
In July 2018, the FASB issued Accounting Standards Update 2018-9, Codification Improvements ("ASU 2018-9”), which makes minor amendments to the codification in order to clarify, correct errors in, eliminate inconsistencies and provide clarifications in current guidance. The ASU amends Subtopic 470-50, Debt-Modifications and Extinguishments and is effective immediately. The adoption of ASU 2018-9 did not have a material impact on the unaudited Condensed Financial Statements or notes thereto.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto and will adopt its provisions effective January 1, 2019. The Company expects to utilize the following practical expedients: (i) not being required to reassess whether any expired or existing contracts are or contain leases; (ii) not being required to reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with Topic 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases); and (iii) not being required to reassess initial direct costs for any existing leases. The Company is still evaluating the remaining practical expedients.
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
In March 2018, the FASB issued Accounting Standards Update 2018-4, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-4”), which amends and supersedes variance paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.
In June 2018, the FASB issued Accounting Standards Update 2018-7, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-7 is effective for fiscal years beginning December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Financial Statements or notes thereto.
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
National advertising, including advertising under the beverage concessionaire and PSA agreements, is sold on a cost per thousand (“CPM”) basis. The Company recognizes national advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational in nature in the Noovie pre-show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.
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
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Balance Sheets. As of June 28, 2018 and December 28, 2017, the Company had a make-good provision of $2.5 million and $5.5 million, respectively.
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
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of June 28, 2018, was $34.5 million, $10.0 million of which is expected to be recognized in 2018 and $24.5 million is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three and six months ended June 28, 2018 and June 29, 2017:

	Three Months Ended		Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
National advertising revenue	$78.8	$66.0	$133.6	$110.4
Local and regional advertising revenue	26.3	23.5	43.7	42.6
Founding member advertising revenue from beverage concessionaire agreements	8.6	7.6	16.6	16.0
Total revenue	$113.7	$97.1	$193.9	$169.0

Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the six months ended June 28, 2018 were as follows (in millions):

Six Months Ended
June 28, 2018
Balance at beginning of period	$(7.1)
Performance obligations satisfied	7.1
New contract liabilities	(10.2)
Balance at end of period	$(10.2)
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of June 28, 2018 and December 28, 2017, the Company had $10.1 million and $10.6 million in unbilled accounts receivable, respectively.

Practical Expedients and Exemptions
The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the Condensed Statement of Income.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
3. INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization.  The Company’s intangible assets with its founding members are recorded at fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued.  The common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement.
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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to the Company’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles the Company to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended June 28, 2018 and June 29, 2017 and the six months ended June 28, 2018 and June 29, 2017, the Company recorded a reduction to net intangible assets of $5.6 million, $4.3 million, $7.8 million and $4.7 million respectively, related to integration and other encumbered theater payments. These payments received from AMC related to their acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to their acquisition of theaters from Rave Cinemas. During the three months ended June 28, 2018 and June 29, 2017 and the six months ended June 28, 2018 and June 29, 2017, AMC and Cinemark paid a total of $2.2 million, $0.5 million, $11.5 million and $1.5 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Six Months Ended
Included in the Condensed Statements of Income:	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$8.6	$7.6	$16.6	$16.0
Operating expenses:
Theater access fee (2)	21.5	18.7	42.1	39.3
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (3)	0.3	0.3	0.7	0.8
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs) (3)	—	0.1	—	0.1
Administrative fee - managing member (4)	4.8	3.3	8.6	6.7
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.1	0.1	0.2	0.3

(1)
For the three and six months ended June 28, 2018 and June 29, 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA.

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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
Included in the Condensed Balance Sheets:	June 28, 2018	December 28, 2017
Purchase of movie tickets and concession products (included in prepaid expenses)	$0.2	$—
Current portion of notes receivable - founding members (1)	4.2	4.2
Long-term portion of notes receivable - founding members (1)	4.1	4.1
Interest receivable on notes receivable (included in other current assets) (1)	0.2	—
Prepaid administrative fees to managing member (2)	1.0	0.8
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (3)	683.3	687.1

(1)	Refer to the discussion of notes receivable from the founding members above.

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
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and six months ended June 28, 2018 and June 29, 2017 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
AMC	$—	$6.2	$2.2	$8.2
Cinemark	8.3	4.5	11.3	6.0
Regal	8.6	4.5	11.8	6.0
Total founding members	16.9	15.2	25.3	20.2
NCM, Inc.	16.2	9.9	24.3	13.1
Total	$33.1	$25.1	$49.6	$33.3
The mandatory distributions of available cash by the Company to its founding members for the three months ended June 28, 2018 of $16.9 million is included in amounts due to founding members, net on the unaudited Condensed Balance Sheets as of June 28, 2018 and will be made in the third quarter of 2018. AMC's distribution for the three months ended June 28, 2018 was split equally between Cinemark and Regal because the Company used a record date of July 6, 2018 (following the sale of AMC's membership units to Cinemark and Regal) to accommodate an agreement between AMC and Cinemark and AMC and Regal. These agreements entitle AMC to half of the second quarter of 2018 available cash distribution, or approximately $2.2 million, of which Cinemark and Regal will each independently pay AMC approximately $1.1 million.
Amounts due to founding members, net as of June 28, 2018 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.7	$1.1	$1.7	$4.5
Distributions payable to founding members	—	8.3	8.6	16.9
Integration payments due from founding members	(4.8)	(0.3)	—	(5.1)
Cost and other reimbursement	—	0.1	—	0.1
Total amounts due (from) to founding members, net	$(3.1)	$9.2	$10.3	$16.4

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts due to founding members, net as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total amounts due to founding members, net	$3.8	$14.1	$14.8	$32.7
Amounts due to/from managing member, net were comprised of the following (in millions):

	As of
	June 28, 2018	December 28, 2017
Distributions payable to managing member	$16.2	$36.9
Cost and other reimbursement	0.4	1.4
Total amounts due to managing member, net	$16.6	$38.3

As of June 28, 2018, AMC owned no shares of NCM, Inc. common stock. However, during the three and six months ended June 28, 2018 and June 29, 2017, AMC received cash dividends of approximately $0.1 million, $0.0 million, $0.3 million and $0.1 million, respectively, on its shares of NCM, Inc. common stock sold prior to June 28, 2018.
AC JV, LLC Transactions—In December 2013, the Company sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.1 million and $1.0 million as of June 28, 2018 and December 28, 2017, respectively. Equity in earnings from AC JV, LLC for the three months ended June 28, 2018 and June 29, 2017 and the six months ended June 28, 2018 and June 29, 2017, were $0.1 million, $0.0 million, $0.1 million and $0.1 million, respectively, and is included in non-operating expenses in the unaudited Condensed Statements of Income. NCM LLC also received fees from AC JV, LLC of $0.1 million, $0.2 million, $0.1 million, and $0.2 million in the three months ended June 28, 2018 and June 29, 2017 and the six months ended June 28, 2018 and June 29, 2017 related to the transition services agreement with ACJV whereby the Company provides certain corporate overhead or creative services or use of facilities in exchange for a fee. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Consolidated Statements of Income.

5. BORROWINGS
The following table summarizes the Company’s total outstanding debt as of June 28, 2018 and December 28, 2017 and the significant terms of its borrowing arrangements (in millions):

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding Balance as of
Borrowings	June 28, 2018	December 28, 2017	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	30.2	12.0	June 20, 2023 (1)	(2)
Term loans	270.0	270.0	June 20, 2025 (1)	(2)
Senior unsecured notes due 2026	250.0	250.0	August 15, 2026	5.750%
Total borrowings	950.2	932.0
Less: debt issuance costs related to term loans and senior notes	(8.7)	(8.7)
Total borrowings, net	941.5	923.3
Less: current portion of debt	(2.0)	—
Carrying value of long-term debt	$939.5	$923.3

(1)
The maturity dates for the revolving credit facility and term loan are contingent upon the refinancing of the senior secured notes due in 2022 on or prior to October 30, 2021. If the Senior Secured Notes are not refinanced on or prior to October 30, 2021, then the revolving credit facility and term loan will instead mature on December 30, 2021. The maturity dates for the revolving credit facility and term loan as of December 28, 2017 are described below.

(2)	The interest rates on the revolving credit facility and term loans are described below.

Senior Secured Credit Facility— On June 20, 2018, the Company entered into a credit agreement to replace the Company's senior secured credit facility, dated as of February 13, 2007, as amended (the "previous facility"). Consistent with the structure of the previous facility, the agreement consists of a term loan facility and a revolving credit facility. As of June 28, 2018, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC. During the second quarter of 2018, the Company capitalized approximately $6.5 million of debt issuance costs related to the new revolving credit facility and the term loan. The Company also recognized $1.2 million in non-operating loss related to the write-off of capitalized debt issuance costs related to the previous facility and recognition of debt issuance costs that did not qualify for capitalization.
Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of June 28, 2018, the Company’s total availability under the $175.0 million revolving credit facility was $140.0 million, net of $30.2 million outstanding and $4.8 million in letters of credit.  The unused line fee is 0.50% per annum, which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted OIBDA). The revolving credit facility will mature on June 20, 2023 contingent upon the refinancing of the Company's Notes due 2022 (defined below, see "Senior Secured Notes due 2022") on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the revolving credit facility will instead mature on December 30, 2021.
Term Loans—The interest rate on the term loans is a rate chosen at the Company’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The weighted-average interest rate on the term loans as of June 28, 2018 was 5.1%. The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. The term loan will mature on June 20, 2025 contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the term loan will instead mature on December 30, 2021.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 30, 2018) and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period (beginning with the quarterly

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

period ending September 30, 2018) in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of June 28, 2018, the Company’s consolidated net senior secured leverage ratio was 2.9 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) the Company's consolidated net total leverage ratio was 4.0 times (versus the covenant of 6.25 times).
Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.000% Senior Secured Notes (the “Notes due 2022”) for which the registered exchange offering was completed on November 26, 2012.  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2012.  The Notes due 2022 were issued at 100% of the face amount thereof and are senior secured obligations of the Company, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.
Senior Unsecured Notes due 2026—On August 19, 2016, the Company completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of the Company and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility.  The Notes due 2026 rank equally in right of payment with all of the Company’s existing and future senior indebtedness, including the Notes due 2022, the Company’s existing senior secured credit facility, and any future asset backed loan facility, in each case, without giving effect to collateral arrangements.
6. COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.
Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of June 28, 2018, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $79.5 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the three and six months ended June 28, 2018 and June 29, 2017, the Company made no payments related to these minimum guarantees. For these periods, there are no other affiliate agreements with guaranteed minimums in excess of the revenue share arrangement.
Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this increase last occurring in fiscal year 2017, and the payment per digital screen and for digital cinema equipment increasing annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of June 28, 2018 and December 28, 2017, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
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
Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—The Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever certain qualitative factors, events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.
Other investments consisted of the following (in millions):

	As of
	June 28, 2018	December 28, 2017
Investment in AC JV, LLC (1)	$1.1	$1.0
Other investments (2)	2.1	2.5
Total	$3.2	$3.5

(1)	Refer to Note 4—Related Party Transactions. This investment is accounted for utilizing the equity method.

(2)
The Company received equity securities in privately held companies as consideration for a portion of advertising contracts.  The equity securities are accounted for at adjusted cost in accordance with the practicability exception under ASU 2016-1 and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the three months ended June 28, 2018 and June 29, 2017 and six months ended June 28, 2018 and June 29, 2017, the Company recorded impairment charges of $0.0 million, $1.7 million, $0.4 million, and $3.1 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of June 28, 2018 and $0.1 million as of June 29, 2017. As of June 28, 2018, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of June 28, 2018 and December 28, 2017, the Company had notes receivable totaling $8.3 million and $8.3 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 28, 2018		As of December 28, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loan	$270.0	$270.7	$270.0	$270.8
Notes due 2022	400.0	407.3	400.0	407.3
Notes due 2026	250.0	230.2	250.0	235.0

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.  SUBSEQUENT EVENT
On July 5, 2018 and subsequent to the end of the second quarter of 2018, AMC closed on the sale of 100.0% of its remaining NCM LLC membership units to Regal and Cinemark, increasing Regal and Cinemark's ownership percentages to 26.1% and 25.1%, respectively. Despite not having any ownership interests in NCM LLC, AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements, and AMC will continue to be a participant in the annual Common Unit Adjustment, recipient of TRA payments and theater access fees, among other things. Due to not having ownership in NCM LLC, AMC will not be a member under the terms of the NCM LLC Operating Agreement, and thus AMC will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless its ownership increases pursuant to a Common Unit Adjustment.  Further, the sale does not impact future integration payments owed to NCM LLC by AMC.

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
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (approximately 19 years remaining as of June 28, 2018) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between December 31, 2018 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 16.3 years as of June 28, 2018. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (93% digital cinema projectors and 7% LCD projectors) as of June 28, 2018.
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

Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document. The following table presents operating data, OIBDA and Adjusted OIBDA (dollars in millions, except margin data):

					% Change
	Q2 2018	Q2 2017	YTD 2018	YTD 2017	Q2 2018 to Q2 2017	YTD 2018 to YTD 2017
Revenue	$113.7	$97.1	$193.9	$169.0	17.1%	14.7%
Operating expenses:
Advertising	46.6	44.3	89.2	87.5	5.2%	1.9%
Network, administrative and unallocated costs	26.9	24.5	53.5	48.1	9.8%	11.2%
Total operating expenses	73.5	68.8	142.7	135.6	6.8%	5.2%
Operating income	40.2	28.3	51.2	33.4	42.0%	53.3%
Non-operating expenses	15.2	12.9	28.9	25.8	17.8%	12.0%
Income tax expense	—	—	0.3	0.1	—%	NM
Net income	$25.0	$15.4	$22.0	$7.5	62.4%	193.3%

OIBDA	$50.2	$37.5	$70.7	$52.2	33.9%	35.4%
Adjusted OIBDA	$52.3	$42.3	$75.6	$59.9	23.6%	26.2%
Adjusted OIBDA margin	46.0%	43.6%	39.0%	35.4%	2.4%	3.6%
Total theater attendance (in millions) (1)	194.1	160.0	371.1	341.5	21.3%	8.7%

NM = Not Meaningful

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

Non-GAAP Financial Measures
Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs, Chief Executive Officer transition costs and early lease termination expense.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, CEO turnover, early lease termination expense, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the resignation of the Company’s former Chief Executive Officer or early lease termination expense. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Q2 2018	Q2 2017	YTD 2018	YTD 2017
Operating income	$40.2	$28.3	$51.2	$33.4
Depreciation and amortization	10.0	9.2	19.5	18.8
OIBDA	$50.2	$37.5	$70.7	$52.2
Share-based compensation costs (1)	2.1	2.8	4.9	5.5
CEO transition costs (2)	—	0.2	—	0.4
Early lease termination expense (3)	—	1.8	—	1.8
Adjusted OIBDA	$52.3	$42.3	$75.6	$59.9
Total revenue	$113.7	$97.1	$193.9	$169.0
Adjusted OIBDA margin	46.0%	43.6%	39.0%	35.4%

(1)
Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $1.0 million, $1.8 million, $2.8 million and $3.8 million for the three months ended June 28, 2018 and June 29, 2017 and six months ended June 28, 2018 and June 29, 2017, respectively.

(2)
Chief Executive Officer transition costs represent consulting, relocation and other costs and are primarily included in administrative fee – managing member in the accompanying unaudited Condensed Financial Statements.

(3)
Early lease termination expense represents an expense recorded upon the early termination of the lease of our previous corporate headquarters because the early termination payment made by the Company was reimbursed by the landlord of the new building.

Basis of Presentation
The results of operations data for the three and six months ended June 28, 2018 (second quarter of 2018) and June 29, 2017 (second quarter of 2017) was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.
Results of Operations
Second Quarter of 2018 and Second Quarter of 2017
Revenue. Total revenue increased 17.1%, from $97.1 million for the second quarter of 2017 to $113.7 million for the second quarter of 2018. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q2 2018	Q2 2017	Q2 2018 to Q2 2017	Q2 2018 to Q2 2017
National advertising revenue	$78.8	$66.0	$12.8	19.4%
Local and regional advertising revenue	26.3	23.5	2.8	11.9%
Founding member advertising revenue from beverage concessionaire agreements	8.6	7.6	1.0	13.2%
Total revenue	$113.7	$97.1	$16.6	17.1%
The following table shows data on theater attendance and revenue per attendee for the second quarter of 2018 and the second quarter of 2017:

			% Change
	Q2 2018	Q2 2017	Q2 2018 to Q2 2017
National advertising revenue per attendee	$0.406	$0.413	(1.6)%
Local and regional advertising revenue per attendee	$0.135	$0.147	(7.7)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.541	$0.559	(3.2)%
Total advertising revenue per attendee	$0.586	$0.607	(3.5)%
Total theater attendance (in millions) (1)	194.1	160.0	21.3%

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $12.8 million, or 19.4%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 13.4% increase in national advertising CPMs (excluding beverage) and a 9.9% increase in impressions sold. The increase in national advertising CPMs (excluding beverage) in the second quarter of 2018, compared to the second quarter of 2017, was due to significantly higher demand in the scatter market, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date typically at higher CPMs, in the second quarter of 2018, compared to the second quarter of 2017. The increase in impressions was primarily related to a 21.3% increase in network attendance due to a strong movie slate during the second quarter of 2018, partially offset by a decrease in national advertising utilization from 112.1% in the second quarter of 2017 to 101.5% in the second quarter of 2018. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.
Local and regional advertising revenue. The $2.8 million, or 11.9%, increase in local and regional advertising revenue. The increase was primarily due to a 23.6% increase in average contract value, partially offset by an 8.4% decrease in the volume of local and regional contracts in the second quarter of 2018, compared to the second quarter of 2017. The increase in average contract value was driven by significant regional contracts within the automotive and internet site categories.
Founding member beverage revenue. The $1.0 million, or 13.2%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to an increase in founding member attendance and an increase in beverage revenue CPMs, in the second quarter of 2018, compared to the second quarter of 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $4.7 million, or 6.8%, from $68.8 million for the second quarter of 2017 to $73.5 million for the second quarter of 2018.  The following table shows the changes in operating expense for the second quarter of 2018 and the second quarter of 2017 (in millions):

			$ Change	% Change
	Q2 2018	Q2 2017	Q2 2018 to Q2 2017	Q2 2018 to Q2 2017
Advertising operating costs	$9.2	$7.5	$1.7	22.7%
Network costs	3.3	4.0	(0.7)	(17.5)%
Theater access fees—founding members	21.5	18.7	2.8	15.0%
Selling and marketing costs	16.7	18.9	(2.2)	(11.6)%
Administrative and other costs	8.0	7.2	0.8	11.1%
Administrative fee—managing member	4.8	3.3	1.5	45.5%
Depreciation and amortization	10.0	9.2	0.8	8.7%
Total operating expenses	$73.5	$68.8	$4.7	6.8%

Advertising operating costs. Advertising operating costs increased $1.7 million, or 22.7%, from $7.5 million for the second quarter of 2017 to $9.2 million for the second quarter of 2018. This increase was primarily due to a $1.5 million increase in affiliate advertising payments related to higher revenue during the second quarter of 2018, compared to the second quarter of 2017, and an 8.1%, or 314 screen, increase in the number of average affiliate screens as well as a slight increase in the associated revenue share percentages for the new affiliates for the second quarter of 2018, compared to the second quarter of 2017.
Network costs. Network costs decreased $0.7 million, or 17.5%, from $4.0 million for the second quarter of 2017 to $3.3 million for the second quarter of 2018. This decrease was primarily due to a $0.6 million decrease in personnel related expenses driven by a decrease in headcount in the second quarter of 2018 as compared to the second quarter of 2017.
Theater access fees—founding members. Theater access fees increased $2.8 million, or 15.0%, from $18.7 million for the second quarter of 2017 to $21.5 for the second quarter of 2018. The expense associated with founding member attendance increased $2.2 million due to a 20.5% increase in founding member attendance and a $0.6 million increase in the expense associated with the founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment, due primarily to the annual 5% increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $2.2 million, or 11.6%, from $18.9 million for the second quarter of 2017 to $16.7 million for the second quarter of 2018. This decrease was primarily related to a $1.7 million non-cash impairment expense that occurred in the second quarter of 2017, related to investments obtained in prior years in exchange for advertising services, a $0.8 million decrease in personnel related expense driven by lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years, and a $0.2 million decrease in marketing research, partially offset by an increase of $0.8 million in non-cash barter expense in the second quarter of 2018, compared to the second quarter of 2017.
Administrative and other costs. Administrative and other costs increased $0.8 million, or 11.1%, from $7.2 million for the second quarter of 2017 to $8.0 million for the second quarter of 2018. Administrative and other costs increased primarily due to 1) an increase of $1.5 million related to our digital service offerings for personnel related costs, consulting costs, an accrual of certain performance bonuses and licensing costs, and 2) a $0.9 million increase in other personnel related expenses driven by a decrease in capitalized personnel costs resulting from the nature of the work being performed by our information technology department and an increase in bonus expense driven by more favorable projected performance against internal bonus targets in 2018, as compared to 2017. These increases in administrative and other costs were partially offset by the absence of a $1.8 million non-cash early lease termination charge for our previous corporate headquarters (the payment was reimbursed by the landlord) that occurred in the second quarter of 2017.
Administrative fee—managing member. Administrative fee- managing member increased $1.5 million, or 45.5% from $3.3 million for the second quarter of 2017 to $4.8 million for the second quarter of 2018 primarily due to a $1.1 million increase in legal and professional fees driven by $1.0 million in legal fees incurred related to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018 and a $0.1 million increase in other legal and professional expenses. Administrative fee—managing member also increased $0.4 million due to personnel related expenses driven by an increase in bonus expense due to more favorable projected performance against internal bonus targets in 2018 as compared to 2017. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.
Depreciation and amortization. Depreciation and amortization expense increased $0.8 million, or 8.7%, from $9.2 million for the second quarter of 2017 to $10.0 million for the second quarter of 2018 due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from the relocation of our headquarters.
Non-operating expenses.  Total non-operating expenses increased $2.3 million, or 17.8%, from $12.9 million for the second quarter of 2017 to $15.2 million for the second quarter of 2018. The following table shows the changes in non-operating expense for the second quarter of 2018 and the second quarter of 2017 (in millions):

			$ Change	% Change
	Q2 2018	Q2 2017	Q2 2018 to Q2 2017	Q2 2018 to Q2 2017
Interest on borrowings	$14.1	$13.1	$1.0	7.6%
Interest income	(0.1)	(0.2)	0.1	(45.0)%
Other non-operating loss	1.2	—	1.2	100.0%
Total non-operating expenses	$15.2	$12.9	$2.3	17.8%

The increase in non-operating expense was due primarily to a $1.2 million increase in other non-operating loss related to the refinancing of the company's secured credit facility during the second quarter of 2018 including a loss on the extinguishment of our previous senior secured credit facility. Total non-operating expense also increased due to a $1.0 million increase in interest on borrowings primarily related to a higher LIBOR rate on our term loans for the second quarter of 2018, compared to the second quarter of 2017.
Net Income. Net income increased $9.6 million from $15.4 million for the second quarter of 2017 to $25.0 million for the second quarter of 2018. The increase in net income was due to an $11.9 million increase in operating income largely driven by higher revenue, partially offset by a $2.3 million increase in non-operating expenses, as discussed above.
Six months ended June 28, 2018 and June 29, 2017
Revenue. Total revenue increased 14.7%, from $169.0 million for the six months ended June 29, 2017 to $193.9 million for the six months ended June 28, 2018.  The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	June 28, 2018	June 29, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
National advertising revenue	$133.6	$110.4	$23.2	21.0%
Local and regional advertising revenue	43.7	42.6	1.1	2.6%
Founding member advertising revenue from beverage concessionaire agreements	16.6	16.0	0.6	3.8%
Total revenue	$193.9	$169.0	$24.9	14.7%
The following table shows data on theater attendance and revenue per attendee for the six months ended June 28, 2018 and June 29, 2017:

	Six Months Ended		% Change
	June 28, 2018	June 29, 2017	YTD 2018 to YTD 2017
National advertising revenue per attendee	$0.360	$0.323	11.4%
Local and regional advertising revenue per attendee	$0.118	$0.125	(5.6)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.478	$0.448	6.6%
Total advertising revenue per attendee	$0.523	$0.495	5.6%
Total theater attendance (in millions) (1)	371.1	341.5	8.7%

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $23.2 million, or 21.0%, national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 15.1% increase in impressions sold and an 8.3% increase in national advertising CPMs (excluding beverage). The increase in impressions sold was due to higher demand in the scatter market, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date typically at higher CPMs, in the first six months of 2018, compared to the first six months of 2017, partially offset by lower upfront and content partner spending period over period. The increase in impressions resulted in an increase in national inventory utilization from 93.0% in the first six months of 2017 to 98.5% in the first six months of 2018, on an 8.7% increase in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The increase in national advertising CPMs (excluding beverage) in the first six months of 2018, compared to the first six months of 2017, was due to heavier weight of high CPM scatter revenue
Local and regional advertising revenue. The $1.1 million, or 2.6%, increase in local and regional advertising revenue was primarily due to a 12.4% increase in the average contract value, partially offset by a 9.1% decrease in total contract volume in the first six months of 2018, compared to the first six months of 2017. The increase in average contract value was driven by significant regional contracts within the automotive and internet site categories.

Founding member beverage revenue. The $0.6 million, or 3.8%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to an increase in founding member attendance and an increase in beverage revenue CPMs, in the first six months of 2018, compared to the first six months of 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $7.1 million, or 5.2%, from $135.6 million for the six months ended June 29, 2017 to $142.7 million for the six months ended June 28, 2018.  The following table shows the changes in operating expense for the six months ended June 28, 2018 and June 29, 2017 (in millions):

	Six Months Ended		$ Change	% Change
	June 28, 2018	June 29, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
Advertising operating costs	$16.2	$12.5	$3.7	29.6%
Network costs	6.8	8.2	(1.4)	(17.1)%
Theater access fees—founding members	42.1	39.3	2.8	7.1%
Selling and marketing costs	32.7	37.0	(4.3)	(11.6)%
Administrative and other costs	16.8	13.1	3.7	28.2%
Administrative fee—managing member	8.6	6.7	1.9	28.4%
Depreciation and amortization	19.5	18.8	0.7	3.7%
Total operating expenses	$142.7	$135.6	$7.1	5.2%

Advertising operating costs. Advertising operating costs increased $3.7 million, or 29.6%, from $12.5 million for the first six months of 2017 to $16.2 million for the first six months of 2018. This increase was primarily due to a $3.3 million increase in affiliate advertising payments related to higher revenue during the first six months of 2018, compared to the first six months of 2017, and a 10.1%, or 381 screen, increase in the number of average affiliate screens as well as a slight increase in the associated revenue share percentages for the new affiliates for the second quarter of 2018, compared to the second quarter of 2017. Advertising operating costs also increased $0.5 million in personnel related expenses primarily driven by an increase in headcount and an increase in bonus expense driven by more favorable projected performance against internal bonus targets in 2018, as compared to 2017.
Network costs. Network costs decreased $1.4 million, or 17.1%, from $8.2 million for the first six months of 2017 to $6.8 million for the first six months of 2018. This decrease was primarily due to a $1.3 million decrease in personnel related expenses in the first six months of 2018 as compared to the first six months of 2017. This decrease is primarily due to severance expense recorded in the first quarter of 2017 due to the elimination of certain positions within network operations and media production and the resulting decrease in salary expense in the first six months of 2018, compared to the first six months of 2017, due to the aforementioned reduction in headcount.
Theater access fees—founding members. Theater access fees increased $2.8 million, or 7.1%, from $39.3 million for the first six months of 2017 to $42.1 million for the first six months of 2018.  The expense associated with founding member attendance increased $2.2 million due to a 7.3% increase in founding member attendance and a $0.6 million increase in the expense associated with the founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment, due to the annual 5% increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $4.3 million, or 11.6%, from $37.0 million for the first six months of 2017 to $32.7 million for the first six months of 2018. This decrease was primarily related to a $2.7 million decrease in non-cash impairment expense in the first six months of 2018, compared to the first six months of 2017, related to investments obtained in prior years in exchange for advertising services, a $0.9 million decrease in personnel related expenses primarily due to lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years, and a $0.6 million decrease in market research expense in the first six months of 2018, compared to the first six months of 2017.
Administrative and other costs. Administrative and other costs increased $3.7 million, or 28.2%, from $13.1 million for the first six months of 2017 to $16.8 million for the first six months of 2018. Administrative and other costs increased primarily due to 1) an increase $2.9 million related to our digital service offerings for personnel related costs, consulting costs, an accrual of certain performance bonuses and licensing costs, and 2) a $2.1 million increase in other personnel related expenses driven by a decrease in capitalized personnel costs resulting from the nature of the work being performed by our information technology department and an increase in bonus expense driven by more favorable projected performance against internal bonus targets in 2018, as compared to 2017. These increases in administrative and other costs were partially offset by the absence of a $1.8 million non-cash early lease termination charge for our previous corporate headquarters (the payment was reimbursed by the landlord) that occurred in the first six months of 2017.
Administrative fee—managing member. Administrative fee-managing member increased $1.9 million, or 28.4% from $6.7 million for the first six months of 2017 to $8.6 million for the first six months of 2018 primarily due to a $1.4 million increase in legal and professional fees driven by $1.2 million in legal fees incurred related to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018 and a $0.2 million increase in other legal and professional expenses. Administrative fee—managing member also increased $0.6 million in personnel related expenses driven by an increase in bonus expense due to more favorable projected performance against internal bonus targets in 2018 as compared to 2017. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.
Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 3.7%, from $18.8 million for the first six months of 2017 to $19.5 million for the first six months of 2018 driven primarily due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from the relocation of our headquarters.
Non-operating expenses. Total non-operating expenses increased $3.1 million, or 12.0%, from $25.8 million for the six months ended June 29, 2017 to $28.9 million for the six months ended June 28, 2018. The following table shows the changes in non-operating expense for the six months ended June 28, 2018 and June 29, 2017 (in millions):

	Six Months Ended		$ Change	% Change
	June 28, 2018	June 29, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
Interest on borrowings	$27.9	$26.3	$1.6	6.1%
Interest income	(0.2)	(0.4)	0.2	(50.0)%
Other non-operating loss (income)	1.2	(0.1)	1.3	NM
Total non-operating expenses	28.9	25.8	3.1	12.0%
NM = Not Meaningful
The increase in non-operating expense was due primarily to a $1.6 million increase in interest on borrowings primarily related to a higher LIBOR rate on our term loans for the first six months of 2018, compared to the first six months of 2017, and an increase of $1.3 million in other non-operating loss (income) related to the refinancing of the company's senior secured credit facility during the second quarter of 2018 including a loss on the extinguishment of our previous senior secured credit facility.
Net Income. Net income increased $14.5 million from $7.5 million for the first six months of 2017 to $22.0 million for the first six months of 2018. The increase in net income was due to an increase in operating income of $17.8 million related to higher revenue, partially offset by an increase of $3.1 million in non-operating expenses, as described further above, and an increase in income tax expense of $0.2 million.

Known Trends and Uncertainties
Trends and Uncertainties Related to our Business, Industry and Corporate Structure
Our Marketplace— Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients as expenditures from advertisers tend to be cyclical, reflecting overall economic conditions, as well as our clients’ budgeting and buying patterns.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national, regional and local advertisers.  Further, we could negatively be impacted by factors that could reduce the viewership of our Noovie pre-show, such as the expansion of reserved seating (utilized in approximately 46.8% of our network as of June 28, 2018), online ticketing, an increase in the number and length of trailers for upcoming films, increased dwell time of patrons in exhibitor lobbies before showtime and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The motion picture box office could be impacted by audience’s interest in the available motion pictures, shrinking theatrical exclusive release windows, and the marketing efforts of the major motion picture studios. These factors may affect the attractiveness of our offerings to advertisers.  If pre-show viewership declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect our revenues and results of operations. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in Noovie pre-show engagement and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums.

We continue to participate in the advertising upfront marketplace. This allows us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter volatility. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase and we would need to rely on the scatter market to replace those commitments. In addition, advertising sold through our upfront commitments may be placed throughout the period very irregularly which may affect our overall sales; for example, if a substantial portion of advertising from our upfront commitments is scheduled for peak periods of advertising demand, we will have fewer peak period advertising slots available for sale into the higher priced scatter market. Volatility in scatter market demand could cause our financial results to vary period to period.
Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first six months of 2018 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2017	16,808	4,042	20,850
New affiliates (1)	—	331	331
Closures, net of openings	(17)	(46)	(63)
Balance as of June 28, 2018	16,791	4,327	21,118

(1)	Represents three new affiliates added to our network during the first six months of 2018.
Thus far in 2018, we have also contracted with two other network affiliates for 12 screens that will be added to our network later in 2018. We believe that adding screens and attendees to our network will provide our advertising clients with a better marketing product with increased reach and improved geographic coverage.  We have begun to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that we believe will provide a better product offering and should expand our overall national client base.  We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.
Integration and Other Encumbered Theater Payments— AMC received NCM LLC common membership units in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017 following its acquisition of Carmike. As Carmike's theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters. The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that NCM LLC would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements and fluctuate based on earnings and Adjusted OIBDA. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three and six months ended June 28, 2018 and June 29, 2017, the Company recorded a reduction to net intangible assets of $5.6 million, $4.3 million, $7.8 million and $4.7 million, respectively, related to integration and other encumbered theater payments. During the three and six months ended June 28, 2018 and June 29, 2017, AMC and Cinemark paid a total of $2.2 million, $0.5 million, $11.5 million and $1.5 million, respectively.
Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.7% over the last five years.  In the first six months of 2018, we experienced an increase of 8.3% in national advertising CPMs (excluding beverage revenue) compared to the first six months of 2017.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. Volatility in pricing is also caused by changes in our customer mix period to period due to the variation in CPMs charged to each customer. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last five years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and six months of 2018 and 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by us.  Due to a 1.1% increase in segment one CPMs in 2017, the CPM on our beverage concessionaire revenue increased during the first three and six months of 2018 by 1.1% and the remainder of 2018 will increase by an equivalent percentage.
Theater Access Fees—In consideration for our access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with this last increase occurring in fiscal year 2017 and the payment per digital screen increases annually by 5%. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increasing annually by 5%. As of June 28, 2018, 99% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of June 28, 2018 and December 28, 2017, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Trends and Uncertainties Related to Liquidity and Financial Performance
Debt—In June 2018, we entered into a credit agreement to replace our senior secured credit facility. Consistent with the structure of the previous facility, the new credit agreement consists of a term loan facility and a revolving credit facility for $270.0 million and $175.0 million, respectively. The new agreement extends the maturity dates by 5.5 years to June 20, 2025 for the term loan facility and 3.5 years to June 20, 2023 for the revolving credit facility, in each case contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then both the term loan facility and the revolving credit facility will instead mature on December 30,

2021. The interest rate under the term loan facility is either the LIBOR index plus 3.00% or the base rate plus 2.00% and the rate under the revolving credit facility is either the LIBOR index plus an applicable margin ranging from 1.75%-2.25% or the base rate plus an applicable margin ranging from 0.75% - 1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC.
In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due in 2021.
As a result of the new senior secured credit facility and senior notes, we extended the average maturities of our debt and as of June 28, 2018 the weighted average remaining maturity was 5.9 years. As of June 28, 2018, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 30, 2018) and (ii) with respect to the revolving credit facility, a consolidated net senior secured leverage ratio covenant of 4.50 times for each quarterly period (commencing with the quarterly period ending September 30, 2018) in which a balance is outstanding on the revolving credit facility. In addition, the Company is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as the Company's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the new senior secured credit facility. Refer to Note 5—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information regarding our borrowings.
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
Overall, NCM, Inc.’s ownership in NCM LLC decreased to 48.8% as of June 28, 2018 compared to 49.5% at December 28, 2017 due primarily to the common unit adjustment described above.
AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC was required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owned no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC had to complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC had to own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC had to own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC had to own no more than 4.99% of NCM’s outstanding equity interests. As of June 28, 2018, AMC owned 13.6% of NCM’s outstanding equity interests.
During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding MOU with AMC to effectuate aspects of the Final Judgment entered into by the DOJ in connection with AMC’s acquisition of Carmike including a provision, subject to limited exceptions, for AMC to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment. During the second quarter of 2018 we amended our MOU agreement with AMC to allow AMC to divest of its remaining 21,477,480 membership units, equally, to the other founding members, Regal and Cinemark. Subsequent to the end of the second quarter of 2018, AMC closed on the sale of 100.0% of its remaining membership units to Regal and Cinemark as of July 5, 2018. Despite not having any ownership interests, AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements (i.e. they will continue to be a participant in the annual Common Unit Adjustment, recipient of TRA payments and theater access fees, etc.). Due to not having ownership in the Company, they will not be a member under the terms of the NCM LLC Operating Agreement, thus will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless their ownership increases pursuant to a Common Unit Adjustment. Further, the divestiture does not impact future integration payments owed to NCM LLC by AMC.
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
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 28, 2018	December 28, 2017	June 29, 2017	Q2 2018 to YE 2017	Q2 2018 to Q2 2017
Cash and cash equivalents	$8.3	$4.6	$4.9	$3.7	$3.4
Revolver availability (1)	140.0	158.2	160.2	(18.2)	(20.2)
Total liquidity	$148.3	$162.8	$165.1	$(14.5)	$(16.8)

(1)
The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total capacity under the revolving credit facility was $175.0 million as of June 28, 2018, December 28, 2017 and June 29, 2017. As of June 28, 2018, December 28, 2017 and June 29, 2017, the amount available under our revolving credit facility in the table above, was net of amount outstanding under the revolving credit facility of $30.2 million, $12.0 million and $10.0 million, respectively, and net letters of credit of $4.8 million in each respective period.

We have generated and used cash as follows (in millions):

	Six Months Ended
	June 28, 2018	June 29, 2017
Operating cash flow	$80.1	$84.3
Investing cash flow	$(7.2)	$(4.7)
Financing cash flow	$(69.2)	$(85.4)

•
Operating Activities. The $4.2 million decrease in cash provided by operating activities for the six months ended June 28, 2018 compared to the six months ended June 29, 2017 was due primarily to a decrease in the change in accounts receivable of $26.4 million related to timing of collections and higher revenue in the first six months of 2018, compared to the first six months of 2017. This decrease was primarily offset by an increase of $14.5 million in net income related to higher revenue in the first six months of 2018, compared to the first six months of 2017, a $5.1 million increase in the change in deferred revenue and a $4.8 million increase in the change in other, net related to an increase in the deferred rent balance following the relocation of our corporate headquarters.

•
Investing Activities. The $2.5 million decrease in cash provided by investing activities for the six months ended June 28, 2018, compared to the six months ended June 29, 2017 was due primarily to a $1.4 million increase in purchases of property plant and equipment related to the relocation of our corporate headquarters and investments in our digital product offerings and a $1.4 million decrease in the proceeds from the notes receivable from the founding members in the first six months of 2018, compared to the first six months of 2017.

•
Financing Activities. The $16.2 million decrease in cash used in financing activities during the six months ended June 28, 2018, compared to the six months ended June 29, 2017 was due primarily to a $23.2 million increase in proceeds from borrowings, net of repayments under our senior secured credit facility and a $10.0 million increase in founding member integration and other encumbered theater payments, partially offset by an increase of $6.3 million in the payment of debt issuance costs related to the new senior secured credit facility, as described within Note 5—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q.

Sources of Capital and Capital Requirements
Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand.  Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended June 28, 2018 was approximately $33.1 million.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 28, 2017 and incorporated by reference herein.  As of June 28, 2018, there were no significant changes in those critical accounting policies except for the change in barter revenue recognition upon the adoption of ASU 2014-09 in the first quarter of 2018 discussed further within Note 2 – Revenue from Contracts with Customers of this Form 10-Q.
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
Contractual and Other Obligations
There were no material changes to our contractual obligations during the six months ended June 28, 2018.
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
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2015, 2016 and 2017.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2015	17.2%	27.2%	25.0%	30.6%
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of June 28, 2018, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $30.2 million revolving credit balance and $270.0 million term loan outstanding as of June 28, 2018.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2017 and incorporated by reference herein.
Item 4.  Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure.  As of June 28, 2018, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 28, 2018 were effective.
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
There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 28, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.  Defaults Upon Senior Securities
None
Item 4.  Mine Safety Disclosures
Not Applicable
Item 5.  Other Information
None

Item 6.  Exhibits

Exhibit	Reference	Description

10.2	(1)	Credit Agreement dated as of June 20, 2018 among National CineMedia LLC, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 10.1 to the NCM Inc.'s Current Report on Form 8-K (File No. 001-33296) filed on June 25, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, LLC

By: National CineMedia, Inc., its manager

Date:	August 7, 2018	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2018	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)