Form 10-Q
period 2018-09-27
National CineMedia, LLC
filed 2018-11-05
CIK 1527190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No ☒*
* The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirements.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 02, 2018, the registrant had 157,593,316 common membership units outstanding.  The common membership units are not publicly traded.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, LLC
CONDENSED BALANCE SHEETS
(In millions)
(UNAUDITED)

	September 27, 2018	December 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.4	$4.6
Receivables, net of allowance of $5.8 and $6.0, respectively	114.1	160.6
Prepaid expenses	3.7	4.2
Prepaid administrative fees to managing member	1.0	0.8
Amounts due from founding members, net	3.6	—
Current portion of notes receivable - founding members (including receivables from related parties of $2.8 and $4.2, respectively)	4.2	4.2
Other current assets	0.3	—
Total current assets	131.3	174.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $68.7 and $70.4, respectively	32.8	30.7
Intangible assets, net of accumulated amortization of $165.8 and $145.4, respectively	699.5	717.2
Long-term notes receivable, net of current portion - founding members (including receivables from related parties of $2.7 and $4.1, respectively)	4.1	4.1
Other investments	3.2	3.5
Debt issuance costs, net	5.3	1.3
Other assets	0.9	1.5
Total non-current assets	745.8	758.3
TOTAL ASSETS	$877.1	$932.7
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$21.1	$32.7
Amounts due to managing member, net	17.2	38.3
Accrued expenses	19.3	19.5
Accrued payroll and related expenses	10.3	9.5
Accounts payable	15.8	16.2
Deferred revenue	6.5	7.1
Short-term debt	2.7	—
Total current liabilities	92.9	123.3
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.2 and $8.7, respectively	914.8	923.3
Other liabilities	4.1	2.1
Total non-current liabilities	918.9	925.4
Total liabilities	1,011.8	1,048.7
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBERS’ EQUITY/(DEFICIT)	(134.7)	(116.0)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$877.1	$932.7

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
REVENUE (including revenue from related parties of $5.8, $6.7, $21.8 and $22.7, respectively)	$110.1	$116.4	$304.0	$285.4
OPERATING EXPENSES:
Advertising operating costs	10.3	8.9	26.5	21.4
Network costs	3.2	3.7	10.0	11.9
Theater access fees—founding members (including fees to related parties of $13.4, $18.1, $55.5 and $57.4, respectively)	19.7	18.1	61.8	57.4
Selling and marketing costs	15.3	17.2	48.0	54.2
Administrative and other costs	6.4	5.4	23.2	18.5
Administrative fee—managing member	2.9	3.4	11.5	10.1
Depreciation and amortization	10.0	9.4	29.5	28.2
Total	67.8	66.1	210.5	201.7
OPERATING INCOME	42.3	50.3	93.5	83.7
NON-OPERATING EXPENSES:
Interest on borrowings	14.4	13.1	42.3	39.4
Interest income	(0.1)	(0.1)	(0.3)	(0.5)
Other non-operating (income) expense	(0.4)	—	0.8	(0.1)
Total	13.9	13.0	42.8	38.8
INCOME BEFORE INCOME TAXES	28.4	37.3	50.7	44.9
Income tax (benefit) expense	(0.1)	—	0.2	0.1
NET INCOME	28.5	37.3	50.5	44.8
COMPREHENSIVE INCOME	$28.5	$37.3	$50.5	$44.8

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 27, 2018	September 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50.5	$44.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.5	28.2
Non-cash share-based compensation	3.6	5.4
Impairment on investment	0.4	3.1
Amortization of debt issuance costs	2.0	2.0
Write-off of debt issuance costs	0.9	—
Other	(0.6)	(0.1)
Changes in operating assets and liabilities:
Receivables, net	46.5	42.1
Accounts payable and accrued expenses	(0.8)	(1.3)
Amounts due to/from founding members and managing member	(3.0)	(1.7)
Deferred revenue	(0.6)	(4.6)
Other, net	2.5	(2.1)
Net cash provided by operating activities	130.9	115.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.0)	(7.7)
Acquisition of a business	—	(0.2)
Purchases of intangible assets from network affiliates	—	(1.7)
Proceeds from notes receivable - founding members (including payments from related parties of $0.0 and $1.4, respectively)	—	1.4
Net cash used in investing activities	(10.0)	(8.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	139.2	60.0
Repayments of revolving credit facility	(137.2)	(75.0)
Repayments of Notes due 2026	(7.2)
Proceeds from term loan facility	270.0	—
Repayment of term loan facility	(270.7)	—
Payment of debt issuance costs	(6.6)	—
Founding member integration and other encumbered theater payments (including payments from related parties of $12.1 and $6.1, respectively)	17.2	6.1
Distributions to founding members and managing member	(124.1)	(104.1)
Unit settlement for share-based compensation	(1.7)	(3.0)
Net cash used in financing activities	(121.1)	(116.0)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	(0.2)	(8.4)
Cash, cash equivalents and restricted cash at beginning of period	4.6	10.7
Cash, cash equivalents and restricted cash at end of period	$4.4	$2.3

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 27, 2018	September 28, 2017
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$15.9	$201.8
Accrued distributions to founding members and managing member	$37.3	$53.1
Accrued purchases of property and equipment	$1.0	$—
Accrued integration and other encumbered theater payments due from founding members (including accrued payments due from related parties of $0.3 and $0.0, respectively)	$5.1	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$38.2	$34.9
Cash paid for income taxes, net of refunds	$0.1	$0.4

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY
Description of Business
National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). On July 5, 2018, American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc., wholly owned subsidiaries of AMC Entertainment, Inc. ("AMC"), closed on the sale of 100.0% of its remaining NCM LLC membership units to Regal and Cinemark. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
NCM LLC operates the largest cinema advertising network reaching movie audiences in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 18 years remaining as of September 27, 2018) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which have terms from one to twenty years.
As of September 27, 2018, NCM LLC had 157,593,316 common membership units outstanding, of which 76,932,494 (48.8%) were owned by NCM, Inc., 41,142,178 (26.1%) were owned by Regal, 39,518,644 (25.1%) were owned by Cinemark and 0 (0.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on websites and mobile applications owned by the Company and other companies. Revenue is recognized over time as the customer receives the benefits provided by the Company’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of September 27, 2018 and December 28, 2017, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended September 27, 2018 and September 28, 2017, the Company had no customers that accounted for more than 10% of revenue.
Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan.  NCM, Inc. has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors under the NCM, Inc. Equity Incentive Plan.  The Company has not granted stock options since 2012.  In 2017 and 2018, the restricted stock grants for Company management vest upon the achievement of NCM, Inc. performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment.  A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest.  Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.  The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued.  In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares of restricted stock.  During the three and nine months ended September 27, 2018 and September 28, 2017, NCM, Inc. acquired 16,962, 15,692, 690,272 and 755,886 units, respectively, due to the vesting of restricted stock and restricted stock units and exercise of stock options and contributed $0.0 million, $0.0 million, $0.0 million and $0.6 million to NCM LLC for stock option exercises for the three and nine months ended September 27, 2018 and September 28, 2017, respectively.
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
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) on a retrospective basis. ASU 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. The Company has adjusted the Condensed Statement of Cash Flow for the nine months ended September 28, 2017 to include the restricted cash balance within the aforementioned captions. The adoption of ASU 2016-18 had no other impact on the unaudited Condensed Financial Statements or notes thereto.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under the original standard, a modified retrospective transition approach was required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued Accounting Standards Update 2018-11 which allows companies to elect the “Comparatives Under 840” option where only the current period financial statements and related disclosures are presented in accordance with the new standard. The Company is still evaluating which transition approach to apply upon adoption. The Company expects to utilize the following practical expedients: (i) not being required to separate lease and nonlease components when accounting for the lease; and (ii) not accounting for short-term leases under the new standard. The Company is still evaluating whether the adoption of ASU 2016-2 will have a material impact on the unaudited Condensed Financial Statements. The Company will adopt the standard and its provisions effective December 28, 2018 and will incorporate additional disclosures in its notes to its unaudited Condensed Financial Statements to comply with ASU 2016-2 effective in the first quarter of 2019. The Company has designed and will implement changes to certain processes and internal controls upon the adoption of ASU 2016-2.
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
In March 2018, the FASB issued Accounting Standards Update 2018-4, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-4”), which amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.
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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Financial Statements or notes thereto.
In August 2018, the SEC issued a final rule amending certain disclosure requirements deemed by the commission to be redundant, duplicative, overlapping, outdated or superseded. The rule also added requirements to disclose the changes in the caption of stockholders’ equity for the current and comparative year-to-date periods, with subtotals for each interim period. The Company believes that adopting the guidance will result in the addition of an unaudited Condensed Statement of Equity for each quarterly filing as a quarter to date equity rollforward is now required for the current and comparable period. The amended disclosure requirements are effective the first quarter beginning after the effective date of the rule. The Company will adopt the rule in the first quarter of 2019.
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
National advertising, including advertising under the beverage concessionaire and public service announcements ("PSA") agreements, is sold on a cost per thousand (“CPM”) basis. The Company recognizes national advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational in nature in the Noovie pre-show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.
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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Balance Sheets. As of September 27, 2018 and December 28, 2017, the Company had a make-good provision of $3.2 million and $5.5 million, respectively.
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
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of September 27, 2018, was $52.6 million, $9.7 million of which is expected to be recognized in 2018 and $42.9 million is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three and nine months ended September 27, 2018 and September 28, 2017:

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
National advertising revenue	$80.8	$84.5	$214.4	$194.9
Local and regional advertising revenue	21.9	25.2	65.6	67.8
Founding member advertising revenue from beverage concessionaire agreements	7.4	6.7	24.0	22.7
Total revenue	$110.1	$116.4	$304.0	$285.4

Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the nine months ended September 27, 2018 were as follows (in millions):

Nine Months Ended
September 27, 2018
Balance at beginning of period	$(7.1)
Performance obligations satisfied	7.1
New contract liabilities	(6.5)
Balance at end of period	$(6.5)
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of September 27, 2018 and December 28, 2017, the Company had $6.4 million and $10.6 million in unbilled accounts receivable, respectively.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters ("encumbered theaters"), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to the Company’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles the Company to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017, the Company recorded a reduction to net intangible assets of $5.5

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

million, $6.9 million, $13.3 million and $11.6 million respectively, related to integration and other encumbered theater payments. These payments received from AMC related to their acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to their acquisition of theaters from Rave Cinemas. During the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017, AMC and Cinemark paid a total of $5.6 million, $4.6 million, $17.2 million and $6.1 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

4. RELATED PARTY TRANSACTIONS
Founding Member and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members which are outlined below. Following the sale of 100.0% of AMC's remaining NCM LLC membership units to Regal and Cinemark, AMC remains a party to the ESA, Common Unit Adjustment Agreement, and certain other original agreements, and AMC will continue to participate in the annual Common Unit Adjustment, receive theater access fees, and pay beverage revenue, among other things. AMC is not currently a member under the terms of the NCM LLC Operating Agreement and will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless it receives NCM LLC membership units pursuant to a Common Unit Adjustment. Further, the sale does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the divestiture date (July 5, 2018) and related party transactions with AMC through this period are included within the disclosures below.
The agreements with the founding members are as follows:

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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Statements of Income: (1)	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (2)	$5.8	$6.7	$21.8	$22.7
Operating expenses:
Theater access fee (3)	13.4	18.1	55.5	57.4
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	0.2	0.4	0.9	1.2
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs) (4)	0.1	—	0.1	0.1
Administrative fee - managing member (5)	2.9	3.4	11.5	10.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.1	0.2	0.3	0.5

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the first six months of 2018.

(2)
For the three and nine months ended September 27, 2018 and September 28, 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA.

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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
Included in the Condensed Balance Sheets:	September 27, 2018	December 28, 2017
Purchase of movie tickets and concession products (included in prepaid expenses)	$0.1	$—
Current portion of notes receivable - related parties (1) (2)	2.8	4.2
Long-term portion of notes receivable - related parties (1)(2)	2.7	4.1
Interest receivable on notes receivable (included in other current assets) (1)(2)	0.3	—
Prepaid administrative fees to managing member (3)	1.0	0.8
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (4)	671.7	687.1

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures as of September 27, 2018 do not include AMC and the figures as of December 28, 2017 do include AMC.

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

(4)	Refer to Note 3—Intangible Assets for further information on common unit adjustments and integration payments.
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and nine months ended September 27, 2018 and September 28, 2017 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
AMC	$—	$8.1	$2.2	$16.3
Cinemark	9.4	9.6	20.7	15.6
Regal	9.7	9.5	21.5	15.5
Total founding members	19.1	27.2	44.4	47.4
NCM, Inc.	18.2	25.9	42.5	39.0
Total	$37.3	$53.1	$86.9	$86.4
The mandatory distributions of available cash by the Company to its founding members for the three months ended September 27, 2018 of $19.1 million is included in amounts due to founding members, net on the unaudited Condensed Balance Sheets as of September 27, 2018 and will be made in the fourth quarter of 2018. The amount presented within the tables for the distribution payable to AMC for the nine months ended September 27, 2018 represents only the distribution for the three months ended March 29, 2018 to AMC. AMC’s distribution for the three months ended June 28, 2018 was paid to Cinemark and Regal to accommodate agreements between AMC and each of Cinemark and Regal, and AMC did not receive a distribution following the divestiture date, July 5, 2018. Further, there was no distribution to AMC for the three months ended September 27, 2018 as they had no ownership in the period. The mandatory distributions to NCM, Inc. are eliminated in consolidation.
Amounts due to founding members, net as of September 27, 2018 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.3	$0.9	$1.4	$3.6
Distributions payable to founding members	—	9.4	9.7	19.1
Integration payments due from founding members	(4.8)	(0.3)	—	(5.1)
Cost and other reimbursement	(0.1)	—	—	(0.1)
Total amounts due (from) to founding members, net	$(3.6)	$10.0	$11.1	$17.5

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts due to founding members, net as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total amounts due to founding members, net	$3.8	$14.1	$14.8	$32.7
Amounts due to/from managing member, net were comprised of the following (in millions):

	As of
	September 27, 2018	December 28, 2017
Distributions payable to managing member	$18.2	$36.9
Cost and other reimbursement	(1.0)	1.4
Total amounts due to managing member, net	$17.2	$38.3

During the nine months ended September 27, 2018 and September 28, 2017, AMC received cash dividends of approximately $0.4 million and $0.1 million, respectively, on its shares of NCM, Inc. common stock held at that time.
AC JV, LLC Transactions—In December 2013, the Company sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.1 million and $1.0 million as of September 27, 2018 and December 28, 2017, respectively. Equity in earnings from AC JV, LLC for the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017, were $0.0 million, $0.0 million, $0.1 million and $0.1 million, respectively, and is included in non-operating expenses in the unaudited Condensed Statements of Income. NCM LLC also received fees from AC JV, LLC of $0.1 million, $0.1 million, $0.2 million, and $0.2 million in the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017 related to the transition services agreement with AC JV whereby the Company provides certain corporate overhead or creative services or use of facilities in exchange for a fee. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Consolidated Statements of Income.

5. BORROWINGS
The following table summarizes the Company’s total outstanding debt as of September 27, 2018 and December 28, 2017 and the significant terms of its borrowing arrangements (in millions):

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding Balance as of
Borrowings	September 27, 2018	December 28, 2017	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	14.0	12.0	June 20, 2023 (1)	(2)
Term loans	269.4	270.0	June 20, 2025 (1)	(2)
Senior unsecured notes due 2026	242.3	250.0	August 15, 2026	5.750%
Total borrowings	925.7	932.0
Less: debt issuance costs related to term loans and senior notes	(8.2)	(8.7)
Total borrowings, net	917.5	923.3
Less: current portion of debt	(2.7)	—
Carrying value of long-term debt	$914.8	$923.3
 ___________________________________________________

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

Senior Secured Credit Facility— On June 20, 2018, the Company entered into a credit agreement to replace the Company's senior secured credit facility, dated as of February 13, 2007, as amended (the "previous facility"). Consistent with the structure of the previous facility, the agreement consists of a term loan facility and a revolving credit facility. As of September 27, 2018, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $269.4 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC. During the second quarter of 2018, the Company capitalized approximately $6.5 million of debt issuance costs related to the new revolving credit facility and the term loan. The Company also recognized $1.2 million in non-operating loss related to the write-off of capitalized debt issuance costs related to the previous facility and recognition of debt issuance costs that did not qualify for capitalization.
Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of September 27, 2018, the Company’s total availability under the $175.0 million revolving credit facility was $156.2 million, net of $14.0 million outstanding and $4.8 million in letters of credit.  The unused line fee is 0.50% per annum, which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted OIBDA). The revolving credit facility will mature on June 20, 2023 contingent upon the refinancing of the Company's Notes due 2022 (defined below, see "Senior Secured Notes due 2022") on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the revolving credit facility will instead mature on December 30, 2021.
Term Loans—The interest rate on the term loans is a rate chosen at the Company’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The weighted-average interest rate on the term loans as of September 27, 2018 was 5.2%. The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of September 27, 2018, the Company has paid principal of $0.6 million, reducing the outstanding balance to $269.4 million. The term loan will mature on June 20, 2025 contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the term loan will instead mature on December 30, 2021.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 30, 2018) and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period (beginning with the quarterly period ending September 30, 2018) in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of September 27, 2018, the Company’s consolidated net senior secured leverage ratio was 2.9 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) the Company's consolidated net total leverage ratio was 4.0 times (versus the covenant of 6.25 times).
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
Senior Unsecured Notes due 2026—On August 19, 2016, the Company completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of the Company. During September 2018, the Company repurchased and canceled a total of $7.7 million of the Notes due 2026, reducing the principal amount to $242.3 million as of September 27, 2018. This repurchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.3 million during the three and nine months ended September 27, 2018. The Notes due 2026 will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 rank equally in right of payment with all of the Company’s existing and future senior indebtedness, including the Notes due 2022, the Company’s existing senior secured credit facility, and any future asset backed loan facility, in each case, without giving effect to collateral arrangements.
6. COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.
Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of September 27, 2018, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $76.7 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the three and nine months ended September 27, 2018, the Company paid $0.7 million related to these minimum guarantees. The Company made no payments during the three and nine months ended September 28, 2017. Additionally, the Company has accrued $0.3 million and $0.0 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 27, 2018 and December 28, 2017, respectively.
Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this increase last occurring in fiscal year 2017, and the payment per digital screen and for digital cinema equipment increasing annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of September 27, 2018 and December 28, 2017, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
7. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Other investments consisted of the following (in millions):

	As of
	September 27, 2018	December 28, 2017
Investment in AC JV, LLC (1)	$1.1	$1.0
Other investments (2)	2.1	2.5
Total	$3.2	$3.5

(1)	Refer to Note 4—Related Party Transactions. This investment is accounted for utilizing the equity method.

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

During the three months ended September 27, 2018 and September 28, 2017 and nine months ended September 27, 2018 and September 28, 2017, the Company recorded impairment charges of $0.0 million, $0.0 million, $0.4 million, and $3.1 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of September 27, 2018 and $0.1 million as of September 28, 2017. As of September 27, 2018, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of September 27, 2018 and December 28, 2017, the Company had notes receivable totaling $8.3 million and $8.3 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 27, 2018		As of December 28, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loan	$269.4	$270.2	$270.0	$270.8
Notes due 2022	400.0	406.5	400.0	407.3
Notes due 2026	242.3	239.0	250.0	235.0

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

8.  SUBSEQUENT EVENT
On November 2, 2018, Andrew J. England stepped down as Chief Executive Officer and as a member of the Board of Directors (the "Board") of NCM, Inc., effective immediately. In connection with Mr. England’s departure, the Company announced that it has retained an executive search firm to initiate a search for a new CEO to succeed Mr. England. Clifford E. Marks, the Company’s President, will serve as Interim Chief Executive Officer until the Board appoints a permanent CEO. Mr. Marks will continue to serve as President of the Company.

The Company intends to treat Mr. England’s termination of employment as an “Involuntary Termination” under his employment agreement with the Company, as described in NCM, Inc.’s 2018 definitive proxy statement under the caption “Potential Payments Upon Termination or Change in Control - Andrew J. England - Without Cause or For Good Reason or Expiration of Agreement.” Mr. England’s termination of employment is not the result of a violation of any company policy.

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
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. During 2018, we launched our Noovie ARcade mobile app which brings augmented reality to our Noovie pre-show and over one million movie goers have already downloaded the app as of September 27, 2018. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (approximately 18 years remaining as of September 27, 2018) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between December 31, 2018 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 16.1 years as of September 27, 2018. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (94% digital cinema projectors and 6% LCD projectors) as of September 27, 2018.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with members of management to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local and regional advertising pricing (CPM), local and regional advertising rate per screen per week, national and local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA including integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future distributions to members. Financial results, including the metrics outlined above, are presented to the Board of Directors on a monthly basis.
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

Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document. The following table presents operating data, OIBDA and Adjusted OIBDA (dollars in millions, except margin data):

					% Change
	Q3 2018	Q3 2017	YTD 2018	YTD 2017	Q3 2018 to Q3 2017	YTD 2018 to YTD 2017
Revenue	$110.1	$116.4	$304.0	$285.4	(5.4)%	6.5%
Operating expenses:
Advertising	44.2	43.3	133.4	130.8	2.1%	2.0%
Network, administrative and unallocated costs	23.6	22.8	77.1	70.9	3.5%	8.7%
Total operating expenses	67.8	66.1	210.5	201.7	2.6%	4.4%
Operating income	42.3	50.3	93.5	83.7	(15.9)%	11.7%
Non-operating expenses	13.9	13.0	42.8	38.8	6.9%	10.3%
Income tax expense	(0.1)	—	0.2	0.1	(100.0)%	100.0%
Net income	$28.5	$37.3	$50.5	$44.8	(23.6)%	12.7%

OIBDA	$52.3	$59.7	$123.0	$111.9	(12.4)%	9.9%
Adjusted OIBDA	$53.6	$62.6	$129.2	$122.5	(14.4)%	5.5%
Adjusted OIBDA margin	48.7%	53.8%	42.5%	42.9%	(5.1)%	(0.4)%
Total theater attendance (in millions) (1)	164.7	150.6	535.8	492.1	9.4%	8.9%

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

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Q3 2018	Q3 2017	YTD 2018	YTD 2017
Operating income	$42.3	$50.3	$93.5	$83.7
Depreciation and amortization	10.0	9.4	29.5	28.2
OIBDA	$52.3	$59.7	$123.0	$111.9
Share-based compensation costs (1)	1.3	2.8	6.2	8.3
CEO transition costs (2)	—	0.1	—	0.5
Early lease termination expense (3)	—	—	—	1.8
Adjusted OIBDA	$53.6	$62.6	$129.2	$122.5
Total revenue	$110.1	$116.4	$304.0	$285.4
Adjusted OIBDA margin	48.7%	53.8%	42.5%	42.9%

(1)
Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $0.8 million, $1.6 million, $3.6 million and $5.4 million for the three months ended September 27, 2018 and September 28, 2017 and nine months ended September 27, 2018 and September 28, 2017, respectively.

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

Basis of Presentation
The results of operations data for the three and nine months ended September 27, 2018 (third quarter of 2018) and September 28, 2017 (third quarter of 2017) was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.
Results of Operations
Third Quarter of 2018 and Third Quarter of 2017
Revenue. Total revenue decreased 5.4%, from $116.4 million for the third quarter of 2017 to $110.1 million for the third quarter of 2018. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017	Q3 2018 to Q3 2017
National advertising revenue	$80.8	$84.5	$(3.7)	(4.4)%
Local and regional advertising revenue	21.9	25.2	(3.3)	(13.1)%
Founding member advertising revenue from beverage concessionaire agreements	7.4	6.7	0.7	10.4%
Total revenue	$110.1	$116.4	$(6.3)	(5.4)%
The following table shows data on theater attendance and revenue per attendee for the third quarter of 2018 and the third quarter of 2017:

			% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017
National advertising revenue per attendee	$0.491	$0.561	(12.5)%
Local and regional advertising revenue per attendee	$0.133	$0.167	(20.4)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.624	$0.728	(14.3)%
Total advertising revenue per attendee	$0.668	$0.773	(13.6)%
Total theater attendance (in millions) (1)	164.7	150.6	9.4%

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $3.7 million, or 4.4% decrease in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 9.7% decrease in impressions sold, partially offset by a 5.5% increase in national advertising CPMs (excluding beverage). The decrease in impressions sold was due primarily to lower content partner and upfront placements, partially offset by an increase in scatter spending in the third quarter of 2018, compared to the third quarter of 2017. The decrease in impressions resulted in a decrease in national inventory utilization, from 161.3% in the third quarter of 2017 to 133.2% in the third quarter of 2018, on a 9.4% increase in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The increase in national advertising CPMs was due primarily to higher demand in the scatter market, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date, typically at higher CPMs.
Local and regional advertising revenue. The $3.3 million, or 13.1% decrease in local and regional advertising revenue was primarily due to an approximate 8.0% decrease in the volume and contract value of local and regional contracts, in the third quarter of 2018, compared to the third quarter of 2017. These decreases in local and regional advertising revenue were primarily driven by decreases in the value of contracts over $100,000 within the automotive and insurance categories in the third quarter of 2018, compared to the third quarter of 2017.
Founding member beverage revenue. The $0.7 million, or 10.4% increase in national advertising revenue from founding members' beverage concessionaire agreements was primarily due to a 9.1% increase in founding member attendance and an increase in beverage revenue CPMs, in the third quarter of 2018, compared to the third quarter of 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $1.7 million, or 2.6%, from $66.1 million for the third quarter of 2017 to $67.8 million for the third quarter of 2018.  The following table shows the changes in operating expense for the third quarter of 2018 and the third quarter of 2017 (in millions):

			$ Change	% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017	Q3 2018 to Q3 2017
Advertising operating costs	$10.3	$8.9	$1.4	15.7%
Network costs	3.2	3.7	(0.5)	(13.5)%
Theater access fees—founding members	19.7	18.1	1.6	8.8%
Selling and marketing costs	15.3	17.2	(1.9)	(11.0)%
Administrative and other costs	6.4	5.4	1.0	18.5%
Administrative fee—managing member	2.9	3.4	(0.5)	(14.7)%
Depreciation and amortization	10.0	9.4	0.6	6.4%
Total operating expenses	$67.8	$66.1	$1.7	2.6%

Advertising operating costs. Advertising operating costs increased $1.4 million, or 15.7%, from $8.9 million for the third quarter of 2017 to $10.3 million for the third quarter of 2018. The increase was primarily related to a $1.2 million increase in affiliate advertising payments related to an 11.1% increase in the number of affiliate screens in our network as well as a slight increase in the associated effective revenue share percentages for the new affiliates for the third quarter of 2018, compared to the third quarter of 2017, partly due to the payment of minimum guarantees.
Network costs. Network costs decreased $0.5 million, or 13.5%, from $3.7 million for the third quarter of 2017 to $3.2 million for the third quarter of 2018. The decrease was primarily related to a $0.6 million decrease in personnel related expenses driven by a decrease in headcount in the third quarter of 2018, compared to the third quarter of 2017 and a decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus targets during the third quarter of 2018.
Theater access fees—founding members. Theater access fees increased $1.6 million, or 8.8%, from $18.1 million for the third quarter of 2017 to $19.7 million for the third quarter of 2018. The expense associated with founding member attendance increased $0.9 million due to a 9.1% increase in founding member attendance and $0.6 million due to an increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of September 27, 2018), including higher quality digital cinema projectors and related equipment, due primarily to the annual 5% increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $1.9 million, or 11.0%, from $17.2 million for the third quarter of 2017 to $15.3 million for the third quarter of 2018. The decrease in selling and marketing costs was primarily due to a $2.0 million decrease in personnel related expenses driven by lower commission expense paid to our sales team as a result of lower revenue in the third quarter of 2018, compared to the third quarter of 2017 and a decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus targets during the third quarter of 2018.
Administrative and other costs. Administrative and other costs increased $1.0 million, or 18.5%, from $5.4 million in the third quarter of 2017 to $6.4 million in the third quarter of 2018. Administrative and other costs increased primarily due to 1) an increase of $0.4 million related to our digital service offerings for personnel related costs, consulting costs, and licensing costs, 2) a $0.4 million increase in contract labor related to additional consulting services, and 3) a $0.4 million increase in rent expense due to the absence of accelerated deferred rent which decreased rent expense in the third quarter of 2017. These increases in administrative and other costs were partially offset by a $0.5 million decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus targets during the third quarter of 2018.
Administrative fee—managing member. Administrative fee—managing member decreased $0.5 million, or 14.7% from $3.4 million for the third quarter of 2017 to $2.9 million for the third quarter of 2018 primarily due to a $0.7 million decrease in personnel related expenses driven by a decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus targets during the third quarter of 2018, partially offset by a $0.2 million an increase in legal and professional expense driven by legal fees incurred related to the negotiation of the settlement agreement with a large shareholder. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.
Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 6.4%, from $9.4 million for the third quarter of 2017 to $10.0 million for the third quarter of 2018 due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from new equipment and leasehold improvements associated with the relocation of our headquarters.
Non-operating expenses.  Total non-operating expenses increased $0.9 million, or 6.9%, from $13.0 million for the third quarter of 2017 to $13.9 million for the third quarter of 2018. The following table shows the changes in non-operating expense for the third quarter of 2018 and the third quarter of 2017 (in millions):

			$ Change	% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017	Q3 2018 to Q3 2017
Interest on borrowings	$14.4	$13.1	$1.3	9.9%
Interest income	(0.1)	(0.1)	—	—%
Other non-operating income	(0.4)	—	(0.4)	100.0%
Total non-operating expenses	$13.9	$13.0	$0.9	6.9%
The increase in non-operating expense was due primarily to a $1.3 million increase in interest on borrowings related to a 0.33% increase in our weighted average interest rate driven by an increase in the LIBOR rate on our term loans and a 0.25% increase in the senior secured credit facility interest rate for the third quarter of 2018, compared to the third quarter of 2017.

This increase was partially offset by an increase in other non-operating income primarily related to a $0.3 million gain realized during the third quarter of 2018 on the repurchase of some of our Notes due 2026.
Net Income. Net income decreased $8.8 million from $37.3 million for the third quarter of 2017 to $28.5 million for the third quarter of 2018. The decrease in net income was due to a decrease in operating income of $8.0 million related to lower revenue and an increase of $0.9 million in non-operating expenses, as described further above, partially offset by an increase in income tax benefit of $0.1 million.
Nine months ended September 27, 2018 and September 28, 2017
Revenue. Total revenue increased 6.5%, from $285.4 million for the nine months ended September 28, 2017 to $304.0 million for the nine months ended September 27, 2018.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
National advertising revenue	$214.4	$194.9	$19.5	10.0%
Local and regional advertising revenue	65.6	67.8	(2.2)	(3.2)%
Founding member advertising revenue from beverage concessionaire agreements	24.0	22.7	1.3	5.7%
Total revenue	$304.0	$285.4	$18.6	6.5%
The following table shows data on theater attendance and revenue per attendee for the nine months ended September 27, 2018 and September 28, 2017:

	Nine Months Ended		% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017
National advertising revenue per attendee	$0.400	$0.396	1.0%
Local and regional advertising revenue per attendee	$0.122	$0.138	(11.6)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.523	$0.534	(2.1)%
Total advertising revenue per attendee	$0.567	$0.580	(2.2)%
Total theater attendance (in millions) (1)	535.8	492.1	8.9%

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $19.5 million, or 10.0%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 6.6% increase in national advertising CPMs (excluding beverage) and a 4.4% increase in impressions sold. The increase in national advertising CPMs was due primarily to an increase in scatter market demand in the first nine months of 2018, compared to the first nine months of 2017. The increase in impressions sold was primarily related to an 8.9% increase in network attendance, partially offset by a decrease in national inventory utilization, from 113.9% for the first nine months of 2017 to 109.1% for the first nine months of 2018. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.
Local and regional advertising revenue. The $2.2 million, or 3.2%, decrease in local and regional advertising revenue was primarily due to an 8.2% decrease in the total contract volume, partially offset by a 3.9% increase in average contract value in the first nine months of 2018, compared to the first nine months of 2017. The decrease in total contract volume was primarily related to a decrease in the number of contracts over $100,000 within the hotel and airline categories in the first nine months of 2018, compared to the first nine months of 2017. The increase in average contract value was driven by significant regional contracts within the internet and entertainment categories during the first nine months of 2018.
Founding member beverage revenue. The $1.3 million, or 5.7%, increase in national advertising revenue from founding members' beverage concessionaire agreements was primarily due to a 7.8% increase in founding member attendance and an increase in beverage revenue CPMs, in the first nine months of 2018, compared to the first nine months of 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $8.8 million, or 4.4%, from $201.7 million for the nine months ended September 28, 2017 to $210.5 million for the nine months ended September 27, 2018.  The following table shows the changes in operating expense for the nine months ended September 27, 2018 and September 28, 2017 (in millions):

	Nine Months Ended		$ Change	% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
Advertising operating costs	$26.5	$21.4	$5.1	23.8%
Network costs	10.0	11.9	(1.9)	(16.0)%
Theater access fees—founding members	61.8	57.4	4.4	7.7%
Selling and marketing costs	48.0	54.2	(6.2)	(11.4)%
Administrative and other costs	23.2	18.5	4.7	25.4%
Administrative fee—managing member	11.5	10.1	1.4	13.9%
Depreciation and amortization	29.5	28.2	1.3	4.6%
Total operating expenses	$210.5	$201.7	$8.8	4.4%

Advertising operating costs. Advertising operating costs increased $5.1 million, or 23.8%, from $21.4 million for the first nine months of 2017 to $26.5 million for the first nine months of 2018. This increase was primarily due to a $4.5 million increase in affiliate advertising payments related to higher revenue, a 10.5% increase in affiliate screens in our network during the first nine months of 2018, compared to the first nine months of 2017, as well as a slight increase in the associated effective revenue share percentages for the new affiliates for the first nine months of 2018, compared to the first nine months of 2017, partly due to the payment of minimum guarantees. Additionally, there was a $0.8 million increase in personnel related expenses primarily driven by higher salary expense and accrued performance-based compensation in 2018, as compared to 2017.
Network costs. Network costs decreased $1.9 million, or 16.0%, from $11.9 million for the first nine months of 2017 to $10.0 million for the first nine months of 2018. This decrease was primarily due to a $1.9 million decrease in personnel related expenses in the first nine months of 2018 as compared to the first nine months of 2017. This decrease is primarily due to severance expense recorded in the first quarter of 2017 due to the elimination of certain positions within network operations and media production and the resulting decrease in salary expense in the first nine months of 2018, compared to the first nine months of 2017, due to the aforementioned reduction in headcount.
Theater access fees—founding members. Theater access fees increased $4.4 million, or 7.7%, from $57.4 million for the first nine months of 2017 to $61.8 million for the first nine months of 2018.  The expense associated with founding member attendance increased $2.6 million due to a 7.8% increase in founding member attendance and $1.8 million due to an increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of September 27, 2018), including higher quality digital cinema projectors and related equipment, due to the annual 5% increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $6.2 million, or 11.4%, from $54.2 million for the first nine months of 2017 to $48.0 million for the first nine months of 2018. This decrease was primarily related to a $2.9 million decrease in personnel related expenses primarily due to a decrease in commission expense related to the decrease in local revenue in the first nine months of 2018, compared to the first nine months of 2017 and lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years. The decrease was also due to a $3.1 million non-cash impairment charge realized in the first nine months of 2017, compared to $0.4 million realized in the first nine months of 2018, related to investments obtained in prior years in exchange for advertising services, a $0.6 million decrease in market research expense, and a $0.6 million decrease in online publisher expense related to a decrease in our agreed upon digital advertising rates in the first nine months of 2018, compared to the first nine months of 2017. These expenses were partially offset by a $1.2 million increase in non-cash barter expense primarily related to the nature and timing of these expenses in the first nine months of 2018, compared to the first nine months of 2017.
Administrative and other costs. Administrative and other costs increased $4.7 million, or 25.4%, from $18.5 million for the first nine months of 2017 to $23.2 million for the first nine months of 2018. Administrative and other costs increased primarily due to 1) an increase of $3.3 million related to our digital service offerings for personnel related costs, consulting costs, an accrual of certain performance bonuses and licensing costs, 2) a $2.0 million increase in other personnel related expenses driven by a decrease in capitalized personnel costs resulting from the nature of the work being performed by our information technology department and an increase in bonus expense driven by more favorable projected performance against internal bonus targets in 2018, 3) a $0.5 million increase in contract labor related to additional consulting services in the first nine months of 2018, as compared to the first nine months of 2017, 4) a $0.4 million increase in rent expense due to the absence of accelerated deferred rent which decreased rent expense in the third quarter of 2017, and 5) a $0.3 million increase in moving expenses in the first nine months of 2018 related to the relocation of our headquarters. These increases in administrative and other costs were partially offset by the absence of a $1.8 million non-cash early lease termination charge for our previous corporate headquarters (the payment was reimbursed by the landlord) that occurred in the first nine months of 2017.
Administrative fee—managing member. Administrative fee-managing member increased $1.4 million, or 13.9% from $10.1 million for the first nine months of 2017 to $11.5 million for the first nine months of 2018 primarily due to a $1.6 million increase in legal and professional fees driven by $1.4 million in legal fees incurred related to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018. Administrative fee—managing member also increased $0.6 million in bonus expense due to more favorable projected performance against internal bonus targets in 2018 as compared to 2017. These expenses were partially offset by a $0.4 million decrease in non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years, and a $0.2 million decrease in CEO transition costs that that occurred in the first nine months of 2017, compared to the first nine months of 2018. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.
Depreciation and amortization. Depreciation and amortization expense increased $1.3 million, or 4.6%, from $28.2 million for the first nine months of 2017 to $29.5 million for the first nine months of 2018 due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from new equipment and leasehold improvements associated with the relocation of our headquarters.
Non-operating expenses. Total non-operating expenses increased $4.0 million, or 10.3%, from $38.8 million for the nine months ended September 28, 2017 to $42.8 million for the nine months ended September 27, 2018. The following table shows the changes in non-operating expense for the nine months ended September 27, 2018 and September 28, 2017 (in millions):

	Nine Months Ended		$ Change	% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
Interest on borrowings	$42.3	$39.4	$2.9	7.4%
Interest income	(0.3)	(0.5)	0.2	(40.0)%
Other non-operating loss (income)	0.8	(0.1)	0.9	NM
Total non-operating expenses	42.8	38.8	4.0	10.3%
NM = Not Meaningful
The increase in non-operating expense was due primarily to a $2.9 million increase in interest on borrowings due to a 0.31% increase in our weighted average interest rate driven by an increase in the LIBOR rate on our term loans for the first nine months of 2018, compared to the first nine months of 2017 and a $0.9 million increase in other non-operating loss related to the refinancing of the senior secured credit facility during the second quarter of 2018 including a loss on the extinguishment of our previous senior secured credit facility, partially offset by a $0.3 million gain realized during the third quarter of 2018 on the repurchase of some of our Notes due 2026.
Net Income. Net income increased $5.7 million from $44.8 million for the first nine months of 2017 to $50.5 million for the first nine months of 2018. The increase in net income was due to an increase in operating income of $9.8 million related to higher revenue, partially offset by an increase of $4.0 million in non-operating expenses, as described further above, and an increase in income tax expense of $0.1 million.

Known Trends and Uncertainties
Trends and Uncertainties Related to our Business, Industry and Corporate Structure
Our Marketplace— Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients as expenditures from advertisers tend to be cyclical, reflecting overall economic conditions, as well as our clients’ budgeting and buying patterns.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national, regional and local advertisers.  Further, we could negatively be impacted by factors that could reduce the viewership of our Noovie pre-show, such as the expansion of reserved seating (utilized in approximately 48.2% of our network as of September 27, 2018), online ticketing, an increase in the number and length of trailers for upcoming films, increased dwell time of patrons in exhibitor lobbies before showtime and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The motion picture box office could be impacted by audience’s interest in the available motion pictures, shrinking theatrical exclusive release windows, and the marketing efforts of the major motion picture studios. These factors may affect the attractiveness of our offerings to advertisers.  If pre-show viewership declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect our revenues and results of operations. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in Noovie pre-show engagement, availability of additional inventory, and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums.

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
Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first nine months of 2018 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2017	16,808	4,042	20,850
New affiliates (1)	—	344	344
Closures, net of openings	(31)	15	(16)
Balance as of September 27, 2018	16,777	4,401	21,178
___________________________________________________

(1)	Represents six new affiliates added to our network during the first nine months of 2018.
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
Integration and Other Encumbered Theater Payments— AMC received NCM LLC common membership units in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017 following its acquisition of Carmike. As Carmike's theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters. The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that NCM LLC would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements and fluctuate based on earnings and Adjusted OIBDA. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three and nine months ended September 27, 2018 and September 28, 2017, the Company recorded a reduction to net intangible assets of $5.5 million, $6.9 million, $13.3 million and $11.6 million, respectively, related to integration and other encumbered theater payments. During the three and nine months ended September 27, 2018 and September 28, 2017, NCM LLC received from AMC and Cinemark a total of $5.6 million, $4.6 million, $17.2 million and $6.1 million, respectively.
Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.7% over the last five years.  In the first nine months of 2018, we experienced an increase of 6.6% in national advertising CPMs (excluding beverage revenue) compared to the first nine months of 2017.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. Volatility in pricing is also caused by changes in our customer mix period to period due to the variation in CPMs charged to each customer. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last five years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the three and nine months of 2018 and 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by us.  Due to a 1.1% increase in segment one CPMs in 2017, the CPM on our beverage concessionaire revenue increased during the first three and nine months of 2018 by 1.1% and the remainder of 2018 will increase by an equivalent percentage.
Theater Access Fees—In consideration for our access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with this last increase occurring in fiscal year 2017 and the payment per digital screen increases annually by 5%. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increasing annually by 5%. As of September 27, 2018, 99% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of September 27, 2018 and December 28, 2017, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
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
In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due in 2021. In September 2018, the Company repurchased and canceled a total of $7.7 million of the Notes due 2026, reducing the principal amount to $242.3 million as of September 27, 2018. This re-purchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of the write off of debt issuance costs, of $0.3 million during the three and nine months ended September 27, 2018. The re-purchase is expected to result in interest savings to maturity of approximately $3.5 million.
The Company may continue to opportunistically pay down NCM LLC's outstanding debt balance, while ensuring that the Company's financial flexibility is maintained.
As a result of the new senior secured credit facility, we extended the average maturities of our debt and as of September 27, 2018 the weighted average remaining maturity was 5.6 years. As of September 27, 2018, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 27, 2018) and (ii) with respect to the revolving credit facility, a consolidated net senior secured leverage ratio covenant of 4.50 times for each quarterly period (commencing with the quarterly period ending September 27, 2018) in which a balance is outstanding on the revolving credit facility. In addition, the Company is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as the Company's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the new senior secured credit facility. Refer to Note 5—Borrowings to the unaudited Condensed Financial Statements in Item 1 of this Form 10-Q for more information regarding our borrowings.
Trends Related to Ownership
Common Unit Adjustments—In accordance with the Common Unit Adjustment Agreement with the founding members, on an annual basis we determine the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year. If AMC does not own any units at the time of a common unit adjustment and it is determined they must surrender units, then they may settle the amount in cash. In addition, the Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.
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
AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC was required to divest the majority of its equity interests in NCM LLC and NCM, Inc., based upon a predetermined schedule so that by June 20, 2019 it owned no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC sold 14,800,000 membership units in 2017 through the redemption and sale of the NCM, Inc. stock and the remaining 22,477,480 membership units were sold to Regal and Cinemark in July 2018. As of September 27, 2018, AMC did not own any of NCM’s outstanding equity interests.
During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding MOU with AMC to effectuate aspects of the Final Judgment entered into by the DOJ in connection with AMC’s acquisition of Carmike including a provision, subject to limited exceptions, for AMC to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment. During the second quarter of 2018 we provided a waiver under our MOU agreement with AMC to allow AMC to divest all of its remaining 21,477,480 membership units, equally, to the other founding members, Regal and Cinemark. AMC closed on the sale of 100.0% of its remaining membership units to Regal and Cinemark as of July 5, 2018. Despite not having any ownership interests, AMC remains a party to the ESA, Common Unit Adjustment Agreement, and certain other original agreements (i.e. AMC will continue to participate in the annual Common Unit Adjustment and theater access fees, etc.). Due to not having ownership in the Company, AMC will not be a member under the terms of the NCM LLC Operating Agreement, and thus will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless its ownership increases pursuant to a Common Unit Adjustment. Further, the divestiture does not impact future integration payments owed to NCM LLC by AMC.
Following the activity outlined above, NCM, Inc.’s, Regal's, Cinemark's, and AMC's ownerships in NCM LLC changed to 48.8%, 26.1%, 25.1%, and 0.0%, respectively, as of September 27, 2018 compared to 49.5%, 17.9%, 18.1%, and 14.5% at December 28, 2017, respectively.

Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to our founding members and managing member, interest or principal payments on our term loan and interest or repurchases of the Senior Secured Notes and Senior Unsecured Notes.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 27, 2018	December 28, 2017	September 28, 2017	Q3 2018 to YE 2017	Q3 2018 to Q3 2017
Cash and cash equivalents	$4.4	$4.6	$2.3	$(0.2)	$2.1
Revolver availability (1)	156.2	158.2	170.2	(2.0)	(14.0)
Total liquidity	$160.6	$162.8	$172.5	$(2.2)	$(11.9)

(1)
The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total capacity under the revolving credit facility was $175.0 million as of September 27, 2018, December 28, 2017 and September 28, 2017. As of September 27, 2018, December 28, 2017 and September 28, 2017, the amount available under our revolving credit facility in the table above, was net of amount outstanding under the revolving credit facility of $14.0 million, $12.0 million and $0.0 million, respectively, and net letters of credit of $4.8 million in each respective period.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 27, 2018	September 28, 2017
Operating cash flow	$130.9	$115.8
Investing cash flow	$(10.0)	$(8.2)
Financing cash flow	$(121.1)	$(116.0)

•
Operating Activities. The $15.1 million increase in cash provided by operating activities for the nine months ended September 27, 2018, compared to the nine months ended September 28, 2017 was due primarily to 1) an increase of $4.4 million in the change in accounts receivable primarily related to higher revenue, year over year, 2) an increase of $4.0 million in the change in deferred revenue, 3) an increase of $5.7 million in net income related primarily to higher revenue, year over year, and 3) an increase of $4.6 million in the change in other primarily related to an increase in the deferred rent balance following the relocation of our corporate headquarters. Theses increases were partially offset by a decrease of $2.7 million on investments impaired in the first nine months of 2018, compared to the first nine months of 2017, and a $1.8 million decrease in non-cash share-based compensation related to a decrease in the volume of awards granted in 2018, compared to prior years.

•
Investing Activities. The $1.8 million increase in cash used in investing activities for the nine months ended September 27, 2018, compared to the nine months ended September 28, 2017 was due primarily to a $2.3 million increase in purchases of property plant and equipment related to the relocation of our corporate headquarters and investments in our digital offerings, and a $1.4 million decrease in the proceeds from the notes receivable from our founding members in the first nine months of 2018, compared to the first nine months of 2017.

•
Financing Activities. The $5.1 million increase in cash used in financing activities during the nine months ended September 27, 2018, compared to the nine months ended September 28, 2017 was primarily due to a $20.0 million increase in distributions to founding members and managing member due to better performance year over year, a $7.2 million increase in cash used in the repayment of our Notes due 2026 and an increase of $6.6 million in the payment of debt issuance costs related to the senior secured credit facility, as described within Note 6—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. These increases were partially offset by a $16.3 million increase in proceeds from borrowings, net of repayments, under our senior secured credit facility and an $11.1 million increase in founding member integration and other encumbered theater payments in the first nine months of 2018, compared to the first nine months of 2017.

Sources of Capital and Capital Requirements
Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditure, opportunistic debt repurchases, and other investing requirements, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (Regal, Cinemark and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 27, 2018 was approximately $37.3 million. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance, while ensuring the Company's financial flexibility is maintained.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 28, 2017 and incorporated by reference herein.  As of September 27, 2018, there were no significant changes in those critical accounting policies except for the change in barter revenue recognition upon the adoption of ASU 2014-09 in the first quarter of 2018 discussed further within Note 2 – Revenue from Contracts with Customers of this Form 10-Q.
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
Contractual and Other Obligations
There were no material changes to our contractual obligations during the nine months ended September 27, 2018.
Seasonality
Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with advertising clients' new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to high client demand across all advertising mediums. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties.  Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and increased inventory availability in competitive advertising mediums.  Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2015, 2016 and 2017.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2015	17.2%	27.2%	25.0%	30.6%
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of September 27, 2018, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14.0 million revolving credit balance and $269.4 million term loan outstanding as of September 27, 2018.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2017 and incorporated by reference herein.
Item 4.  Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure.  As of September 27, 2018, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 27, 2018 were effective.
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
There have been no changes to the Company’s internal controls over financial reporting that occurred during the quarter ended September 27, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

NATIONAL CINEMEDIA, LLC

By: National CineMedia, Inc., its manager

Date:	November 5, 2018	/s/ Clifford E. Marks
Clifford E. Marks
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2018	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)