Form 10-K
period 2018-12-27
National CineMedia, LLC
filed 2019-02-25
CIK 1527190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number:  333-176056
__________________________________________________________
NATIONAL CINEMEDIA, LLC
(Exact name of registrant as specified in its charter)
__________________________________________________________

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
__________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☒*
* The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the registrant has filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirements.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒	Emerging growth company	☐
Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 22, 2019, the registrant had 157,637,220 common membership units outstanding (excludes restricted shares which have vested and stock options which have been exercised subsequent to December 27, 2018). The common membership units are not publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of National CineMedia, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2019 and National CineMedia, Inc.’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 27, 2018 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions
In this document, unless the context otherwise requires:

•	“NCM LLC,” “the Company,” “we,” “us” or “our” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005.

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

•
“Regal” refers to Cineworld Group plc, Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which is a party to an ESA with NCM LLC.

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
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, some of the information in this Form 10-K includes “forward-looking statements.” All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “can,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	potential significant declines in theater attendance;

•	changes in theater patron behavior could result in declines in viewership of the Noovie pre-show;

•	our plans for developing additional revenue opportunities may not be implemented and may not be achieved;

•	competition within the overall advertising industry;

•	we may not maintain our technological advantage;

•	national, regional and local economic conditions;

•	the potential loss of any major content partner or advertising customer;

•	potential inability to retain or replace our senior management;

•	changes to relationships with our founding members;

•	founding member and network affiliate government regulation could slow growth;

•	failure to effectively manage or continue our growth;

•	potential failures or disruptions in our technology systems;

•	possible infringement of our technology on intellectual property rights owned by others;

•	the content we distribute and user information we collect and maintain through our in-theater, online or mobile services may expose us to liability;

•	changes in regulations relating to the Internet or other areas of our online or mobile services;

•	our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price;

•
an ineffective system of internal controls over financial reporting could adversely affect our ability to accurately report our financial results and market confidence in our reported financial information;

•
risks and uncertainties relating to our significant indebtedness and investments, including the availability and adequacy of cash flows to meet our debt service requirements and any other indebtedness that we may incur in the future;

•
our other members or their affiliates may have interests that differ from those of us or NCM, Inc.’s public stockholders and they may be able to influence our affairs, compete with us or benefit from corporate opportunities that might otherwise be available to us;

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

PART I
Item 1.  Business
The Company
NCM LLC was organized on March 29, 2005 and began operations on April 5, 2005. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC and held 48.8% of the common membership units in NCM LLC as of December 27, 2018.  NCM LLC’s other members, Cinemark and Regal, two of the three largest motion picture exhibition companies in the U.S., held the remaining 51.2% of NCM LLC’s common membership units as of December 27, 2018.
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
We have long-term ESAs with our founding members (over 18 years remaining as of December 27, 2018) and multi-year agreements with certain third-party theater circuits, referred to in this document as “network affiliates,” which expire at various dates between March 15, 2019 and July 22, 2031. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions.
We believe that the broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.
On-Screen Advertising
Noovie—Our on-screen Noovie pre-show was launched in September 2017, replacing our prior pre-show called FirstLook. Our pre-show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuit partners. Noovie gives movie audiences a reason to arrive early to discover what’s next in entertainment, and it consists of national, regional and local advertising, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).
Noovie generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time, when the movie trailers and feature film begin. The trailers that run before the feature film are not part of Noovie.
Because Noovie is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of Noovie each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations and gives us the ability to ensure that the content and advertising are age-appropriate for the movie audience. It also enables us to incorporate the branding of a specific theater circuit if desired. We rotate Noovie’s long-form content segments between theaters approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content.
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
Show Structure—Noovie is comprised of up to four segments, each approximately four to ten minutes in length.

•
Segment four is the first section of Noovie and begins approximately 25 to 30 minutes prior to the advertised show time. Entertaining content is a core element of Noovie, and NCM programs an exclusive Noovie content pod at the beginning of the show that gives audiences a look at “what’s Noovie” in their world, including movies (Noovie Backlot and Noovie Genius), music (Noovie Soundcheck), trivia (Name That Movie), local (Noovie Local, powered by ScoreStream), and more.

•
Segment three typically begins approximately 21 minutes prior to the advertised show time and features primarily 15 or 30-second local, regional, or national spot advertisements by individual theaters, or across an entire Designated Market Area (“DMA”)® or geographic region, as well as a long-form entertainment content segment from one of our content partners.

•
Segment two begins approximately 16 minutes prior to the advertised show time and features primarily national, national spot and regional advertisements, which generally range between 15 to 90 seconds, as well as a long-form entertainment content segment from one of our content partners. This segment also includes a 50-second Noovie ARcade slot where audiences have the opportunity to play our featured interactive augmented reality (“AR”) game on the big screen using their mobile phones.

•
Segment one runs closest to the advertised show time at approximately 10 minutes prior to the advertised show time and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners. Segment one also includes an advertisement for the founding members’ beverage supplier and a public service announcement (“PSA”).

National, Regional and Local Advertising—Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. National and regional on-screen advertising in Noovie is sold on a cost per thousand (“CPM”) basis to national and regional clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients. Local advertising is sold on a per-screen, per-week basis.
Noovie pre-show inventory is also available in the FreeWheel Advertisers (formerly known as STRATA) and Mediaocean systems, media buying and selling software which allows advertising agencies to buy cinema advertising in the “National Spot TV” marketplace where advertising is purchased by national advertisers in several markets of their own selection. Being able to buy both TV and cinema locally in the National Spot TV marketplace makes it significantly easier for agencies to include cinema in the media mix for their clients and allows us to tap into the pool of advertising dollars budgeted for National Spot TV.
We sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming year, and by purchasing in advance, lock in the advertising rates (CPM’s) they will pay. Many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the advertisements will be run, which often results in a pricing premium compared to the upfront rates. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary through-out the year and from upfront pricing.
From February 13, 2007 through December 27, 2018, 572 national advertisers across a wide variety of industries have advertised with us. During the year ended December 27, 2018, we derived 71% of our advertising revenue from national clients (including advertising agencies that represent our clients) and 24% of our advertising revenue from thousands of regional and local advertisers across the country (including advertising agencies that represent these clients).
Content. Beyond the Noovie-branded content at the beginning of the pre-show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments that are entertaining, informative or educational in nature exclusively for the Noovie program and make commitments to buy a portion of our advertising inventory at a specified CPM over a one or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features behind-the-scenes looks at the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products.  In 2018, the content partner segments were approximately 90 seconds in length.
PSA. In 2018, we had three agreements to exhibit a 40-second courtesy “silence your cell phone” PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. Two of these agreements continue through 2019 and one expired at the end of 2018. We signed an additional two new agreements for 2019.
3-D Advertising. We also sell 3-D advertising, which runs prior to select 3-D feature films. These 3-D advertisements are placed at the end of the Noovie pre-show, after a message instructing the movie audience to put on their 3-D glasses, so that the glasses can be kept on throughout the remainder of Noovie, the trailers and the 3-D feature film to provide for a better experience. 3-D advertisements provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing primarily because 3-D advertisements have heightened recall when compared to 2-D advertisements based on third-party research.
Noovie ARcade. Starting in 2018, movie audiences nationwide can play big screen interactive AR games on their mobile phones by using Noovie ARcade, the revolutionary new companion app for the Noovie pre-show. During 2018, Noovie ARcade games included Cinevaders, Emoji Escape, The Horror Experience, Ralph Breaks the Internet (our first studio collaboration) and Hollywood Highway. Noovie ARcade games and other Noovie AR experiences can be sponsored by advertisers or customized by brands to create unique and engaging experiences for movie audiences.
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
Beverage Advertising—We have a long-term agreement to exhibit the advertising of the founding members’ beverage concessionaires. Under the ESAs, up to 90 seconds of the Noovie program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements at a rate intended to approximate a market rate (per the ESA, the annual CPM change equals the prior year annual percentage change in the advertising CPM charged to unaffiliated third parties during segment one (closest to the advertised show time) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC). Each of the founding members has a relationship with a beverage concessionaire supplier under which they are obligated to provide on-screen advertising time as part of their agreement to purchase branded beverages sold in their theaters. During 2018, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members. During 2018, the beverage concessionaire revenue from the founding members’ beverage agreements was 7% of our total revenue. In the instance of certain theaters that are acquired by the founding members but are not incorporated into our network because of an existing on-screen advertising agreement with an alternative provider, we remain entitled to these beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.
Theater Circuit Messaging—The Noovie program also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge and generally includes 45 seconds within 15 minutes prior to the advertised show time, 15 seconds of which will be placed within 12 minutes prior to the advertised show time, and the remainder placed elsewhere during the Noovie pre-show at our discretion.
Lobby Advertising
Lobby Entertainment Network—Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped founding members’ theaters, as well as the majority of our network affiliates' theaters. As of December 27, 2018, our LEN had 3,039 screens in 1,568 theaters in our network. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas.  Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all LEN screens within a given theater, which we believe provides the maximum impact for our advertisers.
We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions.
The LEN programming includes up to two minutes for founding members’ advertisements to promote activities associated with the operation of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the founding members at no cost and one minute of which the founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theater operators for the purpose of increasing theater attendance, which we call “strategic programs.”
Under the terms of the ESAs, the founding members also have the right to install a second network of additional screens in their theater lobbies which would not display our LEN programming, but would be used to promote strategic programs or products sold in their theater concessions, bars and dining operations, online ticketing partner promotions, gift card and loyalty programs, and special events presented by the founding member and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service.
Lobby Promotions
We also sell a wide variety of advertising and promotional products in theater lobbies. These products can be sold individually or bundled with on-screen, LEN or digital advertising. Lobby promotions typically include:

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
Gaming—During 2018, we launched our Noovie ARcade app, bringing augmented reality gaming to the big screen and beyond, with nearly 1.5 million downloads as of December 27, 2018. We expect to deploy Noovie Trivia web and mobile apps throughout 2019, allowing customers to play a variety of trivia games in various formats, such as a collection of card-based movie trivia mini-games. We expect the games to interact with and enhance onscreen promotions and also be playable by customers outside of the theaters. During 2017, we acquired Fantasy Movie League, a box office predictions game that combines the fierce competition of fantasy sports with the world of entertainment and movies. Fantasy Movie League can currently be played online at FantasyMovieLeague.com or through the Fantasy Movie League iOS and Android apps, with over 200,000 downloads of the app as of December 27, 2018. Fantasy Movie League is promoted on-screen in our Noovie pre-show to help grow its gaming audience.
Noovie.com—NCM launched an early-access version of Noovie.com in late 2018 as a search and discovery platform where audiences can discover new movies, watch the latest trailers, find theaters and showtimes, and buy tickets. NCM expects to launch the full-version in the first quarter of 2019. In subsequent releases, Noovie.com will be a smart movie guide and; a place fans turn to decide what to watch next, whether in theater or at home, as well as, a community hub for fans to connect, discover, and share their love of movies. The Noovie digital portfolio of products will also be a source of fun arcade, trivia and fantasy box office games, and unique content to keep fans entertained on the big and small screens representing all that is new and fun with movies.
NCM advertisers will also benefit as Noovie.com will connect brands to valuable movie audiences around engaging and bespoke digital experiences. Noovie.com will be a natural companion to the Noovie pre-show extending the brand, re-enforcing the on-screen offering, and creating valuable cross-platform advertising opportunities.
Cinema Accelerator—In addition to our ad-supported consumer-facing digital products, our Cinema Accelerator digital product expands cinema advertising beyond the theater environment to reach digitally-connected moviegoers before and after the movie experience, both online and on mobile devices. Cinema Accelerator identifies moviegoers through exclusive first party data sources including geo-location services, and micro-event data for the moviegoers that enter the theaters in our network. Using the moviegoer as our filter, we can target specific demographics, genres or layer on other data to provide our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and social media newsfeeds through our owned and operated ad inventory as well as third party ad inventory to reach moviegoers wherever they may be seeking entertainment information and content.
We sell NCM’s digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling.
We believe that our new and upcoming digital products can be sold with additional in-theater advertisements as integrated marketing packages as discussed in “Business – Our Strategy”. We plan to continue to invest in our digital platform in 2019.
Our Network

In-theater advertising and entertainment content is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America. Through the use of our proprietary DCN and Digital Content Software, we are able to schedule, deliver, play and reconcile advertising and entertainment content for Noovie and the LEN on a national, regional, local, theater and auditorium level.
The DCN is the combination of a satellite distribution network and a terrestrial management network. We also employ a variety of technologies that aid in distribution where satellite delivery is not available to provide uninterrupted service to our network of theaters. The DCN is controlled by our Network Operations Center (“NOC”) located in our headquarters in Centennial, CO, which operates 20 hours a day, seven days a week to proactively monitor and manage our network. Our DCN dynamically controls the quality, placement, timing of playback and completeness of content within specific auditoriums, and it also allows us to monitor and initiate repairs to the equipment in our digital network of theaters.
Advertising and entertainment content for our Noovie pre-show and LEN is uploaded from our Network Operations Center to our satellite distribution network and is delivered via multicast technology to the theaters in our network and received by our Alternative Content Engine. The Alternative Content Engine holds the content until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has a hardware and software architecture that controls the content to be shown. After playback of content, confirmation of playback is returned via satellite to our Network Operations Center to be included in “post” reports provided to our advertising clients.
According to Nielsen Cinema Audience Reports for 2018, more than 750 million moviegoers annually attend theaters that are currently under contract to present the Noovie pre-show, including the founding members and over 50 leading national and regional theater network affiliates. A summary of the screens and theaters in our advertising network is set forth in the table below:
Our Network
(As of December 27, 2018)

	Advertising Network
	Theaters	Total Screens	% of Total
Founding Members	1,259	16,768	79.2%
Network Affiliates	471	4,404	20.8%
Total	1,730	21,172	100.0%
As of December 27, 2018, our Noovie pre-show was displayed on 100% of network movie screens using digital projectors, with approximately 98% of those screens receiving content through our DCN, representing approximately 98% of our total network attendance. As of December 27, 2018, 20,079, or 95%, of 21,172 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. Those screens not connected to our DCN display national and regional advertisements on digital projectors with content delivered on USB drives that are shipped to the theaters via overnight delivery services.
Our Team
We had 536 employees as of December 27, 2018. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, Chicago, and Detroit, our digital development offices in Los Angeles and New York, and our software development office in Minneapolis.  We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S.  None of our employees are covered by collective bargaining agreements.  We believe that we have a good relationship with our employees.
Competition
Our advertising business competes in the estimated $212 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional media, in particular television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.
Our advertising business also competes with many other providers of cinema advertising, which vary substantially in size. As the largest cinema advertising network in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to reach an engaged movie audience on both a national and local level to allow us to better compete for premium video dollars in the larger advertising marketplace.
Competitive Strengths
We believe that several strengths position us well to compete in an increasingly fragmented media landscape.

Preferred National Advertising Network
We believe that our cinema advertising network is an attractive option for advertisers on both a national and local level and delivers measurable results for our clients that are comparable, and preferred, to the television, online and mobile, or other video advertising networks that we compete against in the marketplace.
Extensive National Market Coverage—Our contractual agreements with our founding members and network affiliates provide long-term exclusive access (subject to limited exceptions) to sell cinema advertising across the largest network of digitally-equipped theaters in the U.S. This allows us to offer advertisers the broad reach and national scale that they need to effectively reach their target audiences.
As of December 27, 2018:

•
Our advertising network consisted of 21,172 screens (16,768 operated by our founding members) located in 1,730 theaters (1,259 operated by the founding members) in 47 states and the District of Columbia, including each of the top 25 and 50 DMAs®, and 187 DMAs® in total;

•
Approximately 73% of our screens (approximately 77% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (approximately 37% of our attendance) were located within the top 10 U.S. DMAs®. Theaters within our network represented approximately 69%, 67%, and 67% of the total theater attendance in theaters that present advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 62% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis;

•
Our total annual network theater attendance was approximately 705.1 million (approximately 580.8 million from our founding members), which increased 7.5% compared to 2017.  Our network of modern theaters represented approximately 58% of the total U.S. theater attendance, with some of the most highly attended theaters in the industry, as measured by screens per location and attendance per screen;

•
The average screens per theater in our network was 12.2 screens, 1.7 times the U.S. theater industry average, and the aggregate annual attendance per screen of theaters included in our network during 2018 was 33,303, versus the U.S. theater industry average attendance per indoor screen of 29,985, using metrics reported by the National Association of Theatre Owners (“NATO”).

Scalable, State-of-the-Art Digital Content Distribution Technology—Our use of the combination of satellite and terrestrial network technology, combined with the design and functionality of our Digital Content Software and Network Operations Center infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. We offer short lead times by accelerating the delivery time of media from proposal to on-screen across our network of movie theaters nationwide. National, local and regional advertisers are able to run their ads in the Noovie pre-show less than 72 hours following the proposal (comparable to TV), which is a significant improvement over the cinema industry’s traditional turn-around time frame and gives businesses that rely on time-sensitive promotional advertising strategies, such as car dealerships, retail stores and quick service restaurants, the opportunity to take advantage of the power of cinema.
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
Access to a Highly Attractive, Engaged Audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent, and educated moviegoers. According to Nielsen Cinema Audience Reports for 2018, 53% of the NCM LLC audience were between the ages of 12-34, compared to 56% in 2017. Further, 46% of NCM LLC moviegoers have a household income greater than $100,000 (versus 32% of the general population) and 41% have received a Bachelor’s degree or higher (versus 31% of the general population) according to the 2018 Doublebase GfK MRI Study.
Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with the advertising and entertainment content that they view in our pre-show theater environment. According to industry research, cinema advertising has significantly higher recall rates than advertising shown on television and cinema is one of the few advertising mediums where the ability to bypass the marketing messages is limited.

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
Prime Audience Measurability and Targeting—As with many other advertising mediums, we are measured by third-party research companies such as Nielsen Holdings PLC that provide us with the percentage of the total attendance in their seats at various times during our Noovie pre-show. What differentiates us from other advertising mediums, however, is that we also receive monthly attendance information by film, by rating and by screen for all of the founding member theaters and by our fiscal accounting month ("flight"), and by location for the theaters operated by our network affiliates, which allows us to report the actual audience size for each showing of a film, including our Noovie pre-show. We believe that the ability to provide this level of detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.
Integrated Marketing and Digital Products
Our ability to bundle our on-screen advertising opportunities with integrated lobby, online and mobile marketing products allows us to offer advertisers multiple touchpoints to reach movie audiences before, during and after the film to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our digital products provide us with valuable, exclusive first party data which can be utilized by our advertising customers through our Cinema Accelerator product to better reach their target audience with higher degrees of accuracy and measure business outcomes more accurately.
In 2018, we continued to invest in the development of our cloud-based Data Management Platform which we believe will allow us to provide even more robust audience insights and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate audience data from several sources within our Data Management Platform.  This audience data is then leveraged for another level of targeting of ad campaigns and can also serve to deliver closed-loop attribution reporting. We expect to continue to enhance the capabilities of the platform in 2019 by continuing to gather first-party data through our Noovie digital products, as well as additional data sources and segments.
Contractual Theater Circuit Partner and Advertiser Relationships
Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive multi-year contractual relationships with our content partners and PSA sponsors, as well as our agreements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 26% of our total revenue for the year ended December 27, 2018. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory.
Strong Operating Margins with Limited Capital Requirements
Our annual operating income and Adjusted OIBDA margins have been consistently strong, ranging from approximately 33.1% to 38.7% and 46.5% to 51.5%, respectively over the last five years.  (Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and the reconciliation to operating income.)  In addition, due to the network equipment investments made in recent years by our founding members and network affiliates in new and acquired theaters and the requirements in the ESAs for the founding members to make future investments for equipment replacements, and the scalable nature of our Network Operations Center and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theaters expands.
Our capital expenditures have ranged from approximately 2% to 4% of revenues over the last five years. For the year ended December 27, 2018, our capital expenditures were $15.4 million, of which only $0.9 million primarily related to investments in network equipment to add new network affiliate theaters and $6.9 million was related to investments in our digital infrastructure investment. We expect a consistent level of investment within our digital products over the next few years in line with our strategy to expand and scale an integrated digital business as further discussed below. We believe our expected level of Adjusted OIBDA and capital expenditures should provide us with the strategic and financial flexibility to pursue the further expansion of our national theater network, invest in our digital products and other growth opportunities, opportunistically repay NCM LLC's debt and continue to make dividend payments to our NCM, Inc.'s stockholders.

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
Grow Affiliate Partnerships—Our relationships with our exhibitors are a key and renewed focus of our business. In 2018, our Affiliate Partnership team is dedicated to serving the needs of our founding member theater circuits and our more than 54 network affiliates nationwide. We continuously seek to expand our theater circuit customer base and add new network affiliate partners to our network that will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers. It is also important to note that, under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Since NCM, Inc.’s February 2007 IPO, the founding members have added approximately 3,700 net new screens and 50 network affiliates have been added to our network with approximately 3,500 screens. During 2018, we added 322 net screens from the founding members and network affiliates. We believe this expansion continued to improve our geographic coverage and enhance our ability to compete with other national advertising mediums, which allows our exhibitor customers to maximize the advertising value of their audiences.
Grow On-Screen Revenue—We plan to continue our successful strategy of selling our inventory like premium video in the larger advertising marketplace, once again utilizing the upfront advertising marketplace to maximize our use of inventory. This strategy has yielded positive results, and we believe that the increased market awareness among media buyers and clients raises our credibility as a medium and may allow us to gain upfront commitments traditionally made exclusively to cable and broadcast television networks, and more recently online and mobile networks. Further, we believe it will help increase our share of video advertising spending by increasing the number of clients and client industries that buy our network. Over time, this greater shift toward more upfront commitments will allow us to bundle several flights throughout the year and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.
We also intend to increase our market share of local and regional advertising spending by aggressively pursuing further integration into agency planning and buying tools, such as our relationships with FreeWheel Advertisers and Mediaocean, leaders in media buying and selling software, which allow agencies to buy cinema advertising in the "National Spot TV" marketplace. By making NCM an option in these systems and other industrywide and in-house agency planning and buying systems, we believe we can remove barriers to entry by incorporating cinema into media plans and tapping into new pools of advertising dollars.
We also plan to continue to re-imagine our Noovie pre-show to build the Noovie brand, enhance the audience experience, and maintain its commercial value.
Expand and Scale an Integrated Digital Business—We intend to continue to upgrade our existing digital offerings (Fantasy Movie League, Noovie ARcade, Noovie.com, Noovie Trivia and Cinema Accelerator) as well as expand our Noovie digital ecosystem to support our core on-screen business by introducing additional products that will engage movie audiences with exclusive and unique content, commerce, and gaming opportunities. During 2018 we released our Noovie ARcade app, which allows us to capture exclusive first party data on our audience. During 2018 we also began development of our Noovie Trivia app and Noovie.com which are expected to be released in 2019. Cinema Accelerator currently identifies moviegoers' mobile devices as they enter a theater, and re-engages them with a brand's messages wherever they are consuming content - on mobile devices, social media, or online. As we continue to create our own NCM owned-and-operated ad inventory across our suite of digital products, we also plan to build our own foundational capabilities for digital ad buying, selling and serving through the development of “Cinema Accelerator 2.0,” an enhanced version of our existing Cinema Accelerator product. This upgraded version will offer increased and better quality first party data.
Be the First Choice for Customers
Our approach is to always strive to be the first choice for our customers, including our advertising and agency customers, our exhibitors, and movie studios. By offering innovative on-screen, in-lobby and digital cinema advertising solutions to connect brands to unique, engaged and valuable young adult audiences at scale, we believe we can offer our advertiser and agency customers a valuable and effective marketing option that cannot be duplicated in any other medium. As the first choice for our customers, we can continue to expand our advertising client base and increase our market share of U.S. advertising spending. Our national sales team was successful in adding 31 clients in 2018 that were first time clients or had not advertised with us since our IPO. These new clients added in 2018 included companies in the electronic stores, financial products and services, game and toy stores, health and fitness, home products, home video, hotels and resorts, import auto, insurance, internet site, liquor, movie studios, office supply, oil companies, pet food and supply, pharmaceutical, prepared foods, restaurants, telecom software, transportation, and video game software industries. Despite this growth, we believe there are still thousands of potential clients that currently advertise on other mediums such as television but have yet to advertise on our network. These strategies are designed to expand our relationships with existing advertising clients and broaden our advertising client base in new and existing client industries.
Develop People and Capabilities
Our success is tied to the quality of our management and staff.  In order to ensure that we retain and attract high quality personnel, we seek to foster and maintain a culture that focuses on teamwork, personal growth, inclusion and diversity. We will continue to make meaningful investments in internal and external training programs for our management and staff to ensure that our personnel have, or build, the skillsets necessary to support our evolution and growth objectives. We have also adopted a succession plan that includes short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us, such as when our Chief Executive Officer resigned in November 2018.
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
We have secured U.S. trademark registrations for NCM, National CineMedia, NCM Media Networks and Noovie. We also have U.S. trademark registrations pending for What's Noovie. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.
Government Regulation
Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws as well as federal and state privacy, information security and consumer protection-related laws and regulations.
Available Information
We maintain a website at www.ncm.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” located at the bottom of the home page after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. The SEC also maintains a website that contains our reports and other information at www.sec.gov.
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

Risks Related to Our Business and Industry
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue
Our business is affected by the level of attendance at our founding members’ theaters and to a lesser extent our network affiliates, who operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences.  Over the last 20 years, theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theaters include the following:

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

•
changes in theater operating policies, including the number and length of trailers for upcoming films that are played prior to the start of the feature film, which if the length of trailers increases, it could result in the Noovie pre-show starting further out from the show time of the feature film;

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

Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 113.5% to 128.3% over the last five years. We experience even more substantial volatility quarter-to-quarter.
Changes in theater patron behavior could result in declines in the viewership of our Noovie preshow which could reduce the attractiveness of cinema advertising and our revenues
The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie pre-show. Trends in patron behavior that could reduce viewership of our Noovie pre-show include the following:

•
theater patrons are increasingly purchasing tickets ahead of time via on-line ticketing mediums and when available reserving a seat in the theater (offered in approximately 54.2% of our network as of December 27, 2018), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view the Noovie pre-show; and

•	changes in theater patron amenities, including, online ticketing, bars and entertainment within exhibitor lobbies causing increased dwell time of patrons.
National advertising sales and rates are dependent on the methodology used to measure audience impressions.  If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this could adversely affect the Company’s revenue and results of operations.
Our plans for developing additional revenue opportunities may not be implemented and may not be achieved
We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe in “Business—Our Strategy.”  The development of our online and mobile advertising network and mobile apps and our ability to collect and leverage our first party movie audience data from these products remains at an early stage, is under increasing competitive pressure and may not deliver the future benefits that we are expecting. If we are unable to execute on products relevant to the marketplace or integrate these digital marketing products with our core on-screen and theater lobby products, and if these offerings do not continue to provide relevant first party data or to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services. As such, there can be no assurance that we will recoup our investments made pursuing additional revenue opportunities.
The markets for advertising are competitive and we may be unable to compete successfully
The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and other video media platforms including those distributed on the internet and mobile networks. In addition to these video advertising platforms, we compete for advertising directly with several additional media platforms, including radio, various local print media and billboards. We also compete with several other local and national cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online and mobile advertising companies, to constantly revise and improve their business models to meet expectations of advertising clients. In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising posts and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.  Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.  A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities.  If we cannot respond effectively to changes in the media marketplace in response to new entrants or advances by our existing competitors, our business may be adversely affected.
Additionally, the mix of film ratings of the available motion pictures, such as a higher proportion of G and PG rated films, could cause advertisers to reduce their spending with us as the theater patrons for these films do not represent the advertisers' target markets.
Advertising demand also impacts the price (CPM) we are able to charge our customers. Due to increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.6% over the last five years.
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

We also have many internally developed systems which support our operations due to the unique nature of our business model. The failure to continue to develop or the failure of the system to meet our needs may require us to make significant additional investments in our infrastructure or seek alternative technology which may impact our costs and prevent our growth. The failure or delay in implementation of the system or problems with the integration with our other systems and software could cause operational difficulties and slow or prevent the growth of our business in the future.  In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software could slow or prevent the growth of our business.
Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition
The financial markets have experienced extreme disruption and volatility at times. A decline in consumer confidence in the U.S. may lead to decreased demand for our services or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected.  These challenging economic conditions also may result in:

•	increased competition for fewer advertising and entertainment programming dollars;

•	pricing pressure that may adversely affect revenue and gross margin;

•	declining attendance and thus a decline in the impressions available for our pre-show;

•	reduced credit availability and/or access to capital markets;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•	customer financial difficulty and increased risk of uncollectible accounts.
Our Adjusted OIBDA is derived from high margin advertising revenue, and the reduction in spending by or loss of a national or group of local advertisers could have a meaningful adverse effect on our business
We generated all of our Adjusted OIBDA from our high margin advertising business. A substantial portion of our advertising revenue relates to contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and, increasingly, online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising.  Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us. Even the loss of a small number of clients on large contracts would negatively affect our Adjusted OIBDA.
The loss of any major content partner or advertising customer could significantly reduce our revenue
We derive a significant portion of our revenue from our contracts with our content partners, PSAs and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with six content partners, all of which expire in 2019. We also have four PSA contracts for 2019 which expire at the end of 2019. We are not direct parties to the agreements between the founding members' and their beverage concessionaires but do not expect these agreements to expire in the foreseeable future. None of these companies individually accounted for over 10% of our total revenue during the year ended December 27, 2018. However, the agreements with the content partners, PSAs and beverage advertising with the founding members in aggregate accounted for approximately 26%, 30% and 30% of our total revenue during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.  Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.
We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In November 2017, our former General Counsel resigned and a new General Counsel was appointed in February 2018. In November 2018, our Chief Executive Officer stepped down and our President was appointed Interim Chief Executive Officer while NCM, Inc.'s Board of Directors searches for a new Chief Executive Officer. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.
Changes in the ESAs with, or lack of support by, the founding members could adversely affect our revenue, growth and profitability
The ESAs with our founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. Our founding members’ theaters represent approximately 79.2% of the screens and approximately 82.4% of the attendance in our network as of December 27, 2018. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, our founding members must make investments to replace digital network equipment within their theaters and equip newly constructed theaters with digital network equipment. If our founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In March 2018, Regal was acquired by a U.K.-based cinema operator and we are uncertain how this new ownership of Regal may affect its financial resources or its cooperation with us under the ESA or otherwise. In July 2018 AMC closed on the sale of 100.0% of its remaining NCM LLC membership units to Cinemark and Regal. We are uncertain how AMC's lack of ownership may affect its cooperation with us under the ESA or otherwise.
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
If one of our founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable
Each of our founding members currently has a significant amount of indebtedness. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy including United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theaters under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should the founding member seek to sell or otherwise dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential
The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising).  These strategic marketing relationships can include the use of one minute on the LEN per 30 minute cycle and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience.  The use of LEN or lobby promotions by our founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4% of our total advertising revenue for the year ended December 27, 2018. The founding members do not have the right to use their movie screens (including the Noovie pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.
Our founding members also have the right to install a second network of video monitors in the theater lobbies in excess of those required to be installed for the LEN. This additional lobby video network, which we refer to as our founding members’ lobby network, may be used by the founding members to promote products or services related to operating the theaters, such as concessions, bars and dining operations, online ticketing partner promotions, gift card and loyalty programs, and special events. The presence of our founding members’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.
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
Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations
In order to conduct our business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and manage and support a variety of business processes and activities. The temporary or permanent loss of our computer equipment and software systems through cyber and other security threats, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers.  We devote significant resources to maintaining a disaster recovery location separate from our operations, network security and other measures to protect our network from unauthorized access and misuse. However, depending on the nature and scope of a disruption, if our technology systems were to fail and we were unable to recover in a timely way through our disaster recovery site, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.
Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense
Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theater, online, and mobile services, including the websites we operate at ncm.com and Noovie.com, our Noovie ARcade mobile app, and the features and functionality, content, and software we make available through those websites and app.  We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theater, online, and mobile services.  We may discover that our business or the technology we use to provide our in-theater, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others.  In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.
The content we distribute through our in-theater, online or mobile services may expose us to liability
Our in-theater, online, and mobile services facilitate the distribution of content.  This content includes advertising-related content, as well as movie, television, music, gaming and other media content, much of which is obtained from third parties. Our websites and social media channels also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.
The user information we collect and maintain through our online and mobile services may expose us to liability
In order to take advantage of some of the online and mobile services we provide, users may, now or in the future, be required to establish an account on one of our websites.  As a result, we may collect and maintain personal identifying information about those users.  We also may, now or in the future, collect and maintain information about users who view certain advertising displayed through our online and mobile services and users who enter the theaters in our network. The collection and use of this information is governed by applicable privacy, information security and consumer protection-related laws and regulations. These laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to interact with users of our online and mobile services. Our collection and use of information, including personal identifying information, regarding users of our online and mobile services could result in legal liability.  For example, the failure, or perceived failure, to comply with applicable privacy information security or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. If an actual or perceived breach of our data occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose users of these services and the associated benefits from gathering such user data.
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
Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable

A weak advertising market or the shift in spending of a major client from one quarter to another, the performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. In addition, our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and, to a lesser extent, the attendance patterns within the film exhibition industry. Advertising expenditures tend be higher during the second, third, and fourth fiscal quarters. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and as a result, security holders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our securities.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required controls, or difficulties encountered in implementing new or improved controls, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
Our founding members or their affiliates may have interests that differ from those of NCM, Inc. and they may be able to influence our affairs

So long as either Cinemark or Regal owns at least 5% of our issued and outstanding common membership units, if the two directors appointed by Cinemark or the two directors appointed by Regal to NCM, Inc.’s Board of Directors (except that if either Cinemark or Regal has only appointed one director, and such director qualifies as an "independent director" under the applicable rules of the Nasdaq Stock Market LLC, then such director) vote against any of the corporate actions listed below, we will be prohibited from taking any such actions:

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
This requirement only applies to Cinemark and Regal as of December 27, 2018.
Pursuant to a director designation agreement, so long as Cinemark or Regal owns at least 5% of our issued and outstanding common membership units (Cinemark and Regal as of December 27, 2018), such founding member will have the right to designate a total of two nominees to NCM, Inc.’s Board of Directors who will be voted upon by NCM, Inc.’s stockholders. One such designee by each of Cinemark and Regal must meet the independence requirements of the stock exchange on which NCM, Inc.’s common stock is listed. If, at any time, Cinemark or Regal owns less than 5% of our then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation. AMC no longer has seats on NCM, Inc.'s Board of Directors or the right to nominate any person to serve on NCM, Inc.'s Board of Directors.
If any director designee to NCM, Inc.’s board designated by Cinemark or Regal is not appointed to NCM, Inc.’s board, nominated by NCM, Inc. or elected by NCM, Inc.’s stockholders, as applicable, then Cinemark and Regal (so long as such they each continue to own at least 5% of our issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.
For purposes of calculating the 5% ownership threshold for the director veto rights and director designation agreement provisions discussed above, shares of NCM, Inc.’s common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM, Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of NCM, Inc.’s common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units.

Under these circumstances, NCM, Inc.’s corporate governance documents allow our other members and their affiliates to exercise a greater degree of influence in the operation of our business and that of NCM, Inc. and the management of our affairs and those of NCM, Inc. than is typically available to stockholders of a publicly-traded company. Even if our other members or their affiliates own a minority economic interest (but not less than 5%) in NCM LLC, they may be able to continue exerting such degree of influence over us and NCM, Inc.
Different interests among our founding members or between our founding members and us could prevent us from achieving our business goals
For the foreseeable future, we expect that NCM, Inc.’s Board of Directors will include directors and certain executive officers of Cinemark and Regal and other directors who may have commercial or other relationships with Cinemark and Regal. The majority of our outstanding membership interests also are owned by Cinemark and Regal. Such members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among our current members. In addition, to the extent the founding members sell some or all their NCM LLC membership units, such as was the case for AMC during 2017 and 2018, the founding members could have increasingly different interests because they no longer mutually benefit from an increase in NCM LLC's revenues or the value of the NCM, Inc. common stock into which the NCM LLC membership units are convertible.
In addition, the structural relationship we have with our founding members could create conflicts of interest among the founding members, or between the founding members and us, in a number of areas relating to our past and ongoing relationships. These conflicts of interests could also increase upon the sale of NCM LLC membership units by a founding member because the founding member would have little incentive to agree to changes that may result in higher revenue for us. There is not any formal dispute resolution procedure in place to resolve conflicts between us and a founding member or between founding members. We may not be able to resolve any potential conflicts between us and a founding member and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.
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
In addition, the NCM, Inc. certificate of incorporation and our operating agreement expressly provide that our founding members may have other business interests and may engage in any other businesses not specifically prohibited by the terms of the certificate of incorporation, including the exclusivity provisions of the ESAs. The parent companies of the founding members could develop new media platforms that could compete for advertising dollars with our services. Further, we may also compete with the founding members or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the founding members to themselves or their other affiliates or we lose key personnel to them.
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
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Information with respect to our corporate headquarters and regional offices is presented below as of December 27, 2018.  We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	63,123 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,350 sq. ft.
New York, NY (3)	Advertising Sales Office	21,892 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,989 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.
Royal Oak, MI (7)	Advertising Sales Office	200 sq. ft.
Playa Vista, CA (8)	Digital Development Office	997 sq. ft.
New York, NY (9)	Digital Development Office	350 sq. ft.
____________________________________________________________________________

(1)	This facility is leased through June 30, 2028.

(2)	This facility is leased through April 30, 2028.

(3)	This facility is leased through April 30, 2032.

(4)	This facility is leased through November 30, 2019.

(5)	This facility is leased through September 30, 2022.

(6)	This facility is leased through July 31, 2019.

(7)	This facility is leased through March 22, 2020.

(8)	This facility is leased through June 30, 2019.

(9)	This facility is leased through March 31, 2019.
Item 3.  Legal Proceedings
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Membership Units, Related Unitholder Matters and Issuer Purchases of Equity Securities
There is no market for NCM LLC’s common membership units. All of NCM LLC’s outstanding membership units are owned by NCM, Inc. and NCM LLC’s two other members, Cinemark and Regal.
The following table sets forth the distribution declared per common membership unit attributable to the periods indicated.

Fiscal 2018
Distribution
First Quarter (December 29, 2017– March 29, 2018)	$0.10
Second Quarter (March 30, 2018 – June 28, 2018)	$0.21
Third Quarter (June 29, 2018 – September 27, 2018)	$0.24
Fourth Quarter (September 28, 2018 – December 27, 2018)	$0.35
Fiscal 2017
Distribution
First Quarter (December 30, 2016 – March 30, 2017)	$0.05
Second Quarter (March 31, 2017 – June 29, 2017)	$0.16
Third Quarter (June 30, 2017 – September 28, 2017)	$0.34
Fourth Quarter (September 29, 2017 – December 28, 2017)	$0.48

Within 60 calendar days after the last day of each fiscal quarter, we will distribute all of our available cash to our unitholders in accordance with the NCM LLC Operating Agreement.
The terms of our senior secured credit facility may limit our ability to distribute cash under certain circumstances as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.
Unregistered Sales of Equity Securities and Use of Proceeds
NCM, Inc.’s Amended and Restated Certificate of Incorporation and the Third Amended and Restated Limited Liability Company Operating Agreement, as amended, of NCM LLC provide a redemption right to the NCM LLC members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one for one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc.’s common stock. There were no redemptions during 2018.

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
The results of operations data for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 and the balance sheet data as of December 27, 2018 and December 28, 2017 are derived from the audited Financial Statements of NCM LLC included elsewhere in this document. The results of operations data for the years ended December 31, 2015 and January 1, 2015 and the balance sheet data as of December 29, 2016, December 31, 2015 and January 1, 2015 are derived from the audited Financial Statements of NCM LLC.

Results of Operations Data	Years Ended
($ in millions)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
Revenue	$441.4	$426.1	$447.6	$446.5	$394.0
OPERATING EXPENSES:
Advertising operating costs	37.4	32.4	30.0	30.8	26.4
Network costs	13.3	15.8	17.1	17.8	18.3
Theater access fees—founding members	81.7	76.5	75.1	72.5	70.6
Selling and marketing costs	66.5	72.0	72.8	72.3	57.6
Merger termination fee and related merger costs	—	—	—	41.8	—
Administrative and other costs	30.5	25.1	23.6	21.4	19.3
Administrative fee—managing member	17.8	12.8	20.2	17.2	10.2
Depreciation and amortization	39.9	37.6	35.8	32.2	32.4
Total	287.1	272.2	274.6	306.0	234.8
OPERATING INCOME	154.3	153.9	173.0	140.5	159.2
NON-OPERATING EXPENSES	55.5	51.8	63.5	52.9	62.1
INCOME BEFORE INCOME TAXES	98.8	102.1	109.5	87.6	97.1
Provision for income taxes	0.4	0.2	0.2	0.1	0.8
NET INCOME	$98.4	$101.9	$109.3	$87.5	$96.3

	As of
Balance Sheet Data (in millions)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
Cash and cash equivalents	$7.2	$4.6	$10.7	$3.0	$10.2
Receivables, net	149.9	160.6	160.5	148.9	116.5
Property and equipment, net	33.6	30.7	29.6	25.1	22.4
Total assets (1)	899.5	932.7	788.6	782.6	681.1
Borrowings, gross	931.4	932.0	935.0	936.0	892.0
Equity/(deficit)	(140.6)	(116.0)	(256.9)	(266.5)	(317.4)
Total liabilities and equity (1)	899.5	932.7	788.6	782.6	681.1

Other Financial and Operating Data	Years Ended
(in millions, except cash distributions declared per common unit and screen data)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
OIBDA (2)	$194.2	$191.5	$208.8	$172.7	$191.6
Adjusted OIBDA (2)	$205.4	$205.1	$230.7	$229.9	$199.3
Adjusted OIBDA margin (2)	46.5%	48.1%	51.5%	51.5%	50.6%
Capital expenditures	$15.4	$12.3	$13.3	$13.0	$8.8
Founding member screens at period end (3) (7)	16,768	16,808	17,022	16,981	16,497
Total screens at period end (4) (7)	21,172	20,850	20,548	20,361	20,109
DCN screens at period end (5) (7)	20,741	20,419	20,080	19,760	19,251
Total attendance for period (6) (7)	705.1	655.8	688.8	694.7	688.2
Cash distributions declared per common unit attributable to the period	$0.90	$1.03	$0.97	$1.13	$1.14

Notes to the Selected Historical Financial and Operating Data

(1)
During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and Accounting Standards Update 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), on a retrospective basis, which provide guidance for simplifying the presentation of debt issuance costs. In connection with the adoption of ASU 2015-03 and ASU 2015-15, we reclassified net deferred financing costs related to our term loans, secured and unsecured notes in the Balance Sheet as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to our revolving credit facility remained an asset in the Balance Sheet. The amounts presented above for total assets and total liabilities and equity reflect this reclassification as of December 27, 2018, December 28, 2017, December 29, 2016 and December 31, 2015. Amounts presented as of January 1, 2015 do not reflect the reclassification. If adjusted, the reclassification for ASU 2015-03 and ASU 2015-15 would reduce both total assets and total liabilities and equity shown above by $12.7 million as of January 1, 2015.

(2)
Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. OIBDA represents operating income before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share-based payment costs, the merger termination fee and related merger costs, Chief Executive Officer transition costs and early lease termination expense. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, early lease termination expense, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, costs associated with the terminated merger with Screenvision, LLC (“Screenvision”), costs associated with the resignation of the Company’s former Chief Executive Officers, or early lease termination expense. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement. OIBDA and Adjusted OIBDA do not reflect integration and other encumbered theater payments as they are recorded as a reduction to intangible assets.  Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to our members.  During the years ended December 27, 2018, December 28, 2017, December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded integration and other encumbered theater payments of $21.4 million, $20.9 million, $2.6 million, $2.7 million and $2.2 million, respectively, from our founding members.

(3)	Represents the total number of screens within our advertising network operated by our founding members.

(4)	Represents the total screens within our advertising network.

(5)	Represents the total number of screens that are connected to the DCN.

(6)	Represents the total attendance within our advertising network.

(7)
Excludes screens and attendance associated with certain AMC Rave, AMC Carmike Cinemas, Inc. ("Carmike") and Cinemark Rave theaters for all periods presented.  Refer to Note 4 to the audited Financial Statements included elsewhere in this document.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
Operating income	$154.3	$153.9	$173.0	$140.5	$159.2
Depreciation and amortization	39.9	37.6	35.8	32.2	32.4
OIBDA	194.2	191.5	208.8	172.7	191.6
Share-based compensation costs (1)	7.8	11.2	18.3	14.8	7.7
Merger-related administrative costs (2)	—	—	—	41.8	—
CEO transition costs (3)	3.4	0.6	3.6	0.6	—
Early lease termination expense (4)	—	1.8	—	—	—
Adjusted OIBDA	$205.4	$205.1	$230.7	$229.9	$199.3
Total revenue	$441.4	$426.1	$447.6	$446.5	$394.0
Adjusted OIBDA margin	46.5%	48.1%	51.5%	51.5%	50.6%
 ______________________________________________________________________

(1)
Share-based payments costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying audited Financial Statements.  The amount of share-based compensation costs that were non-cash were approximately $4.4 million, $7.2 million, $10.9 million, $8.0 million and $4.6 million for the years ended December 27, 2018, December 28, 2017, December 29, 2016, December 31, 2015 and January 1, 2015, respectively.

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
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. Further, during 2018, we launched our Noovie ARcade mobile app which brings augmented reality to our Noovie pre-show and over 1.5 million movie goers have already downloaded the app as of December 27, 2018. We have long-term ESAs (over 18 years remaining as of December 27, 2018) and multi-year agreements with network affiliates, which expire at various dates between March 15, 2019 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 15.8 years as of December 27, 2018. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (95% digital cinema projectors and 5% LCD projectors).
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per screen per week, local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA plus integration and other encumbered theater payments), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by NCM, Inc.'s Board of Directors.
Summary Historical and Operating Data
You should read this information in conjunction with the other information contained in this document, and our audited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data).  Refer to “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

	Years Ended			% Change
($ in millions)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	2017 to 2018	2016 to 2017
Revenue	$441.4	$426.1	$447.6	3.6%	(4.8)%
Operating expenses:
Advertising	181.3	178.0	173.9	1.9%	2.4%
Network, administrative and unallocated costs	105.8	94.2	100.7	12.3%	(6.5)%
Total operating expenses	287.1	272.2	274.6	5.5%	(0.9)%
Operating income	154.3	153.9	173.0	0.3%	(11.0)%
Non-operating expenses	55.5	51.8	63.5	7.1%	(18.4)%
Income tax expense	0.4	0.2	0.2	100.0%	—%
Net income	$98.4	$101.9	$109.3	(3.4)%	(6.8)%

Adjusted OIBDA	$205.4	$205.1	$230.7	0.1%	(11.1)%
Adjusted OIBDA margin	46.5%	48.1%	51.5%	(1.6)%	(3.4)%
Total theater attendance (in millions) (1)	705.1	655.8	688.8	7.5%	(4.8)%
______________________________________________________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.  Refer to Note 4 to the audited Financial Statements included elsewhere in this document.

Our Network—The net screens added to our network by our founding members and network affiliates during 2018 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 28, 2017	16,808	4,042	20,850
New affiliates (1)	—	314	314
Openings, net of closures	(40)	48	8
Balance as of December 27, 2018	16,768	4,404	21,172
_______________________________________________________________________

(1)	Represents six new affiliates added to our network during 2018.
On December 31, 2018 one of our affiliates did not renew their contract resulting in a reduction of 244 affiliate screens to our network. We believe that adding screens and attendees to our network will provide our advertising clients with a better marketing product with increased reach and improved geographic coverage. We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.
Basis of Presentation
Prior to the completion of NCM, Inc.’s IPO, NCM LLC was wholly-owned by its founding members. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from our founding members and became a member of and the sole manager of NCM LLC. We entered into several agreements to effect the reorganization and the financing transaction and certain amendments were made to the existing ESAs to govern the relationships among NCM LLC and our founding members after the completion of these transactions.
The results of operations data discussed herein were derived from the audited Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.
We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2016, 2017 and 2018 contained 52 weeks.  Our 2019 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 27, 2018	2018
December 28, 2017	2017
December 29, 2016	2016

Results of Operations
Fiscal Years 2018 and 2017
Revenue. Total revenue increased $15.3 million, or 3.6%, from $426.1 million for 2017 to $441.4 million for 2018. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2018	2017	2017 to 2018	2017 to 2018
National advertising revenue	$312.0	$296.3	$15.7	5.3%
Local and regional advertising revenue	98.0	99.9	(1.9)	(1.9)%
Founding member advertising revenue from beverage concessionaire agreements	31.4	29.9	1.5	5.0%
Total revenue	$441.4	$426.1	$15.3	3.6%
The following table shows data on revenue per attendee for 2018 and 2017:

	Fiscal Year		% Change
	2018	2017	2017 to 2018
National advertising revenue per attendee	$0.442	$0.452	(2.1)%
Local and regional advertising revenue per attendee	$0.139	$0.152	(8.6)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.581	$0.604	(3.7)%
Total advertising revenue per attendee	$0.626	$0.650	(3.7)%
Total theater attendance (in millions) (1)	705.1	655.8	7.5%
_______________________________________________________________________

(1)
Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters for all periods presented.  Refer to Note 4 to the audited Financial Statements included elsewhere in this document.

National advertising revenue. The $15.7 million, or 5.3%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 2.2% increase in national advertising CPMs (excluding beverage) and a 3.0% increase in impressions sold. The increase in impressions sold was primarily related to a 7.5% increase in network attendance, partially offset by a decrease in national inventory utilization, from 118.5% in 2017 to 113.5% in 2018. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The increase in national advertising CPMs was due primarily to an increase in scatter market demand, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date, typically at higher CPMs. This increase was partially offset by a decrease in content partner revenue in 2018, compared to 2017.
Local and regional advertising revenue. The $1.9 million, or 1.9%, decrease in local and regional advertising revenue was primarily due to an 8.7% decrease in total contract volume, partially offset by a 6.2% increase in average contract value due to an increase in National Spot and other regional deals in 2018, compared to 2017. The decrease in total contract volume was primarily related to a decrease in the number of contracts over $100,000 within the automobile and airline categories in 2018, compared to 2017.
Founding member beverage revenue. The $1.5 million, or 5.0%, increase in national advertising revenue from founding members' beverage concessionaire agreements was primarily due to a 6.5% increase in founding member attendance and an increase in beverage revenue CPMs in 2018, compared to 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $14.9 million, or 5.5%, from $272.2 million for 2017 to $287.1 million for 2018.  The following table shows the changes in operating expense for 2018 and 2017 (in millions):

	Fiscal Year		$ Change	% Change
	2018	2017	2017 to 2018	2017 to 2018
Advertising operating costs	$37.4	$32.4	$5.0	15.4%
Network costs	13.3	15.8	(2.5)	(15.8)%
Theater access fees—founding members	81.7	76.5	5.2	6.8%
Selling and marketing costs	66.5	72.0	(5.5)	(7.6)%
Administrative and other costs	30.5	25.1	5.4	21.5%
Administrative fee—managing member	17.8	12.8	5.0	39.1%
Depreciation and amortization	39.9	37.6	2.3	6.1%
Total operating expenses	$287.1	$272.2	$14.9	5.5%

Advertising operating costs. Advertising operating costs increased $5.0 million, or 15.4%, from $32.4 million in 2017 to $37.4 million in 2018. This increase was primarily due to a $4.3 million increase in affiliate advertising payments related to higher revenue, a 9.2% increase in affiliate screens in our network during the year ended 2018, compared to the year ended 2017, as well as a slight increase in the associated effective revenue share percentages for the new affiliates in 2018, compared to the year ended 2017, partly due to the payment of minimum guarantees. Additionally, there was a $1.1 million increase in personnel related expenses primarily driven by higher salary expense and accrued performance-based compensation in 2018, as compared to 2017.

Network costs. Network costs decreased $2.5 million, or 15.8%, from $15.8 million in 2017 to $13.3 million in 2018. This decrease was primarily due to a $2.5 million decrease in personnel related expenses in the year ended 2018 as compared to the year ended 2017. This decrease is primarily due to severance expense recorded in the first quarter of 2017 due to the elimination of certain positions within network operations and media production and the resulting decrease in salary expense in the year ended 2018, compared to the year ended 2017, due to the aforementioned reduction in headcount. The decrease in personnel related expenses is also driven by lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years and a decrease in the projected vesting of performance-based awards as of December 27, 2018, compared to December 28, 2017.
Theater access fees—founding members. Theater access fees increased $5.2 million, or 6.8%, from $76.5 million in 2017 to $81.7 million in 2018.  The expense associated with founding member attendance increased $2.9 million due to a 6.5% increase in attendance at founding members' theaters and $2.4 million due to an increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of December 27, 2018), including higher quality digital cinema projectors and related equipment, due to the annual 5% rate increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $5.5 million, or 7.6%, from $72.0 million in 2017 to $66.5 million in 2018. This decrease was primarily related to a $4.6 million decrease in personnel related expenses primarily due to 1) lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years and 2) a decrease in the projected vesting of performance based awards as of December 27, 2018, compared to December 28, 2017 and a decrease in salary and commission expense in the year ended 2018, compared to 2017 due to the elimination of certain sales leadership positions in late 2017 and early 2018 and a decrease in local revenue. The decrease was also due to a $3.1 million non-cash impairment charge realized in 2017, compared to $0.4 million realized in 2018, related to investments obtained in prior years in exchange for advertising services, a $0.9 million decrease in online publisher expense related to a decrease in our agreed upon digital advertising rates, and a $0.7 million decrease in market research expense in 2018, compared to 2017. These expenses were partially offset by a $3.6 million increase in non-cash barter expense primarily related to the nature and timing of these expenses in 2018, compared to 2017.
Administrative and other costs. Administrative and other costs increased $5.4 million, or 21.5%, from $25.1 million in the year ended 2017 to $30.5 million in the year ended 2018. Administrative and other costs increased primarily due to 1) an increase of $3.5 million related to our digital service offerings for personnel related costs, consulting costs, and licensing costs, 2) a $1.6 million increase in other personnel related expenses due to a decrease in capitalized personnel costs resulting from the nature of the work being performed by our information technology department in 2018, as compared to 2017, 3) a $1.0 million increase in rent expense related to the relocation of our corporate headquarters in 2018 and 4) a $0.9 million increase in consulting services in 2018, as compared to 2017. These increases in administrative and other costs were partially offset by the absence of a $1.8 million non-cash early lease termination charge for our previous corporate headquarters (the payment was reimbursed by the landlord) that occurred in 2017.
Administrative fee – managing member. Administrative fee-managing member increased $5.0 million, or 39.1% from $12.8 million for the year ended 2017 to $17.8 million for the year ended 2018 primarily due to a $3.1 million increase in CEO transition costs related to severance expense incurred in 2018 following the resignation of our former CEO, as well as costs related to the search to identify a permanent CEO and a $2.0 million increase in legal and professional expense driven by $1.4 million in legal and professional fees incurred related to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.
Depreciation and amortization. Depreciation and amortization expense increased $2.3 million, or 6.1%, from $37.6 million in 2017 to $39.9 million in 2018 primarily due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from new equipment and leasehold improvements associated with the relocation of our corporate headquarters.
Non-operating expenses (income).  Total non-operating expenses increased $3.7 million, or 7.1%, from $51.8 million in non-operating income for 2017 to $55.5 million in non-operating expense for 2018.  The following table shows the changes in non-operating expense for 2018 and 2017 (in millions):

	Fiscal Year		$ Change	% Change
	2018	2017	2017 to 2018	2017 to 2018
Interest on borrowings	$55.4	$52.8	$2.6	4.9%
Interest income	(0.4)	(0.7)	0.3	(42.9)%
Loss on early retirement of debt, net	0.7	—	0.7	100.0%
Other non-operating (income)	(0.2)	(0.3)	0.1	(33.3)%
Total non-operating expenses	$55.5	$51.8	$3.7	7.1%
The increase in non-operating expense was due primarily to a $2.6 million increase in interest on borrowings due to a 0.33% increase in our weighted average interest rate driven by an increase in the LIBOR rate on our term loans in 2018, compared to 2017 and a $0.7 million net loss on the early retirement of debt related to the refinancing of the senior secured credit facility during the second quarter of 2018, partially offset by a gain realized in 2018 on the repurchase of some of our Notes due 2026 at a discount.
Net income. Net income decreased $3.5 million from $101.9 million in 2017 to $98.4 million in 2018. The decrease in net income was due to a $3.7 million increase in non-operating expenses, as described above, and a $0.2 million increase in income tax expense, partially offset by a $0.4 million increase in operating income primarily due to higher revenue in 2018 as compared to 2017.
Fiscal Years 2017 and 2016
Revenue. Total revenue decreased $21.5 million, or 4.8%, from $447.6 million for 2016 to $426.1 million for 2017. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
National advertising revenue	$296.3	$311.9	$(15.6)	(5.0)%
Local and regional advertising revenue	99.9	107.0	(7.1)	(6.6)%
Founding member advertising revenue from beverage concessionaire agreements	29.9	28.7	1.2	4.2%
Total revenue	$426.1	$447.6	$(21.5)	(4.8)%

The following table shows data on revenue per attendee for 2017 and 2016:

	Fiscal Year		% Change
	2017	2016	2016 to 2017
National advertising revenue per attendee	$0.452	$0.453	(0.2)%
Local and regional advertising revenue per attendee	$0.152	$0.155	(1.9)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.604	$0.608	(0.7)%
Total advertising revenue per attendee	$0.650	$0.650	—%
Total theater attendance (in millions) (1)	655.8	688.8	(4.8)%
_______________________________________________________________________

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
Local and regional advertising revenue. The $7.1 million, or 6.6%, decrease in local and regional advertising revenue was driven by a 6.2% decrease in the volume of contracts and a 2.8% decrease in the average contract dollar amount, primarily related to a decrease in spending within the military and tourism category in 2017, compared to 2016. Additionally, local and regional advertising revenue was adversely impacted by hurricanes Harvey and Irma due to reduced advertising spending during the recovery from the storms as well as, by the transfer of AMC theaters to another advertising provider in accordance with the Final Judgment with the DOJ (which were partially offset by the addition of theaters from new affiliates). This decrease in local and regional advertising revenue was partially offset by an increase in online and mobile revenue of approximately $1.9 million in 2017, compared to 2016.
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
Operating expenses. Total operating expenses decreased $2.4 million, or 0.9%, from $274.6 million for 2016 to $272.2 million for 2017.  The following table shows the changes in operating expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Advertising operating costs	$32.4	$30.0	$2.4	8.0%
Network costs	15.8	17.1	(1.3)	(7.6)%
Theater access fees—founding members	76.5	75.1	1.4	1.9%
Selling and marketing costs	72.0	72.8	(0.8)	(1.1)%
Administrative and other costs	25.1	23.6	1.5	6.4%
Administrative fee—managing member	12.8	20.2	(7.4)	(36.6)%
Depreciation and amortization	37.6	35.8	1.8	5.0%
Total operating expenses	$272.2	$274.6	$(2.4)	(0.9)%

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
Administrative and other costs.  Administrative and other costs increased $1.5 million, or 6.4%, from $23.6 million for 2016 to $25.1 million for 2017 due primarily to a $1.8 million early lease termination charge recorded in 2017 for our corporate headquarters (the payment of which was reimbursed by the new landlord).
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
Non-operating (income) expenses.  Total non-operating expenses decreased $11.7 million, or 18.4%, from $63.5 million in non-operating expense for 2016 to $51.8 million in non-operating income for 2017.  The following table shows the changes in non-operating expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Interest on borrowings	$52.8	$54.0	$(1.2)	(2.2)%
Interest income	(0.7)	(0.9)	0.2	(22.2)%
Loss on early retirement of debt	—	10.4	(10.4)	100.0%
Other non-operating income	(0.3)	—	(0.3)	(100.0)%
Total non-operating expenses	$51.8	$63.5	$(11.7)	(18.4)%
The decrease in non-operating expense was due primarily to the absence of a $10.4 million loss on the early retirement of debt recorded in 2016 for the redemption of the senior unsecured notes and a $1.2 million decrease in interest on borrowings primarily related to a one-month period in 2016 between the issuance and redemption of notes, whereby interest was paid on both notes.
Net income. Net income decreased $7.4 million from $109.3 million in 2016 to $101.9 million in 2017. The decrease in net income was due to a $19.1 million decrease in operating income primarily related to lower revenue as described above, partially offset by a $11.7 million decrease in non-operating expenses, as described further above.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the years ended 2018 and 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. Our founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by us, which in 2018 increased 0.7%.  Thus, the CPM on our beverage concessionaire revenue in 2019 will increase by 0.7% compared to 2018.
Theater Access Fees—In consideration for our access to our founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN).  The payment per theater patron increases by 8% every five years, with the next increase occurring in fiscal year 2022. Pursuant to the ESAs, the payment per digital screen increases annually by 5%.
Financial Condition and Liquidity

Liquidity
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as, available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark, Regal and managing member, and interest or principal payments on our term loan and the Notes due 2022 and Notes due 2026.
A summary of our financial liquidity is as follows (in millions):

	Years Ended			$ Change
	December 27, 2018	December 28, 2017	December 29, 2016	2017 to 2018	2016 to 2017
Cash and cash equivalents	$7.2	$4.6	$10.7	$2.6	$(6.1)
Revolver availability (1)	143.2	158.2	158.8	(15.0)	(0.6)
Total liquidity	$150.4	$162.8	$169.5	$(12.4)	$(6.7)
_______________________________________________________________________

(1)
The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  Our total capacity under the revolving credit facility was $175.0 million, $175.0 million and $135.0 million less $4.8 million, $4.8 million and $1.2 million, respectively, of outstanding letters of credit or $170.2 million, $170.2 million and $133.8 million, respectively, as of December 27, 2018, December 28, 2017 and December 29, 2016, respectively.

We have generated and used cash as follows (in millions):

	Years Ended
	2018	2017	2016
Operating cash flow	161.3	152.2	150.3
Investing cash flow	(11.5)	(8.0)	(12.4)
Financing cash flow	(147.2)	(150.3)	(130.2)

Cash Flows – Fiscal Years 2018 and 2017
Operating Activities.  The $9.1 million increase in cash provided by operating activities for 2018, compared to 2017 was due primarily to an increase in the change in accounts receivable of $10.8 million related to higher collections and a $3.3 million increase in deferred revenue during 2018, compared to 2017, partially offset by a $3.5 million decrease in net income, as discussed above, and a $2.8 million decrease in non-cash share-based compensation due to a decrease in the volume of awards granted in 2018, as compared to 2017.
Investing Activities.  The $3.5 million increase in cash used in investing activities for 2018, compared to 2017 was due primarily to $2.8 million of lower proceeds from the founding member notes receivable due to the timing of payments and a $2.6 million increase in purchases of property and equipment, partially offset by a $2.0 million decrease in purchases of intangible assets from network affiliates for 2018, compared to 2017.
Financing Activities.  The $3.1 million decrease in cash used in financing activities for 2018, compared to 2017 was primarily due to a $17.3 million increase in proceeds from borrowings, net of repayments, under our senior secured credit facility and a $9.8 million increase in founding member integration and other encumbered theater payments, partially offset by a $14.2 million increase in cash used in the repayment of our Notes due 2026 and a $6.9 million increase in the payment of debt issuance costs related to our senior secured credit facility, as described in Note 8—Borrowings to the audited Financial Statements in Item 8 of this Form 10-K.
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
Sources of Capital and Capital Requirements
Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Refer to Note 8 to the audited Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2017 and 2018 and the debt outstanding as of December 27, 2018. Management believes that future funds generated from our operations and cash on hand and availability under the revolving credit facility should be sufficient to fund working capital requirements, our debt service requirements, and capital expenditures, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (the remaining founding members and NCM, Inc.).  The available cash distribution to the members of NCM LLC for the year ended December 27, 2018 was approximately $141.4 million.
Capital Expenditures
Capital expenditures include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software and advertising proposal and inventory management, audience targeting and data management systems, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theaters when they are added to our network.  Capital expenditures in 2018 were $15.4 million (including $6.9 million associated with digital product development; $1.9 million in leasehold improvements at our new corporate headquarters, of which $1.1 million was reimbursed by the landlord for a net cash expenditure of $0.8 million; and $0.9 million associated with network affiliate additions) compared to $12.3 million (including $1.9 million associated with network affiliate additions and $1.0 million associated with digital product development) for the 2017 period.  The capital expenditures have typically been satisfied through cash flow from operations.  All capital expenditures related to the DCN within our founding members’ theaters have been made by our founding members under the ESAs.  We expect they will continue to be made by our founding members in accordance with the ESAs.
We expect to make approximately $15.0 million to $16.0 million of capital expenditures in fiscal 2019, primarily for approximately $8.0 million of digital product development including the finalization of Noovie.com, development of a Noovie Trivia web and mobile app, further Noovie ARcade development, and enhancements to the Fantasy Movie League web and mobile apps. We expect these digital products to allow us to capture exclusive first party data on our movie audiences and build our own foundational capabilities for digital ad buying, selling and serving. We also expect approximately $8.0 million of capital expenditures related to upgrades to our Digital Content Software distribution and content management software and our other internal management systems, including our proposal, inventory and data management systems, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, create more targeted buys and provide more robust campaign data for our advertising clients to help drive future growth. Our capital expenditures may increase as we add additional network affiliates to our network.  We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.  The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.
Financings
In June 2018, we entered into a credit agreement to replace our previous senior secured credit facility. Consistent with the structure of the previous facility, the new credit agreement consists of a term loan facility and a revolving credit facility for $270.0 million and $175.0 million, respectively. The new agreement extended the maturity dates by 5.5 years to June 20, 2025 for the term loan facility and 3.5 years to June 20, 2023 for our revolving credit facility, in each case contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then both the term loan facility and the revolving credit facility will instead mature on December 30, 2021. The interest rate under the term loan facility is either the LIBOR index plus 3.00% or the base rate plus 2.00% and the rate under the revolving credit facility is either the LIBOR index plus an applicable margin ranging from 1.75%-2.25% or the base rate plus an applicable margin ranging from 0.75%-1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC. As of

December 27, 2018, our senior secured credit facility consisted of a $175.0 million revolving credit facility and a $269.4 million term loan, following our required principal amortization payment of $0.6 million which reduced the outstanding balance to $269.4 million from $270.0 million.
On August 19, 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due 2026. During 2018, we repurchased a total of $15.0 million of the Notes due 2026 at an average of 94.7% of their face amount and canceled such notes, reducing the principal amount to $235.0 million as of December 27, 2018. This re-purchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of the write off of debt issuance costs, of $0.6 million during the year ended December 27, 2018. The re-purchase is expected to result in interest savings to maturity of approximately $6.8 million. We also have a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes due August 15, 2022. The Notes due 2022 pay interest semi-annually in arrears.
We may continue to opportunistically pay down our outstanding debt balance, while ensuring that our financial flexibility is maintained.
The new senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 27, 2018) and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period (beginning with the quarterly period ending September 27, 2018) in which a balance is outstanding on the revolving credit facility. In addition, we are permitted to make quarterly dividend payments and other restricted payments with its available cash as long as our consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of December 27, 2018, our consolidated net senior secured leverage ratio was 3.2 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and our consolidated net total leverage ratio was 4.2 times (versus the covenant of 6.25 times).
There are no borrower distribution restrictions as long as our consolidated net senior secured leverage ratio is below 6.5 times and we are compliance with our debt covenants. If there are limitations on the restricted payments, we may not declare or pay any dividends, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, we may still pay the services fee and reimbursable costs pursuant to terms of the management agreement.
As a result of the new senior secured credit facility, we extended the average maturities of our debt and as of December 27, 2018, the weighted average remaining maturity was 5.4 years. As of December 27, 2018, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
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

Sensitivity Analysis.  As of December 27, 2018, our allowance for doubtful accounts was $6.0 million, or 3.9% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 27, 2018 would have affected net income by approximately $0.2 million.
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
The fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc.’s common stock on the date of grant. Restricted stock and restricted stock units vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over this requisite service period. For the restricted stock awards including performance vesting conditions, compensation expense is based on management’s projections and the probability of achievement of those targets, which requires considerable judgment.  We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest.  Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, we estimate a forfeiture rate to reflect the potential separation of employees.
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
Contractual and Other Obligations
Our contractual obligations as of December 27, 2018 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$2.7	$5.4	$432.4	$490.9	$931.4
Cash interest on borrowings (2)	53.9	106.5	66.3	59.1	285.8
Office leases	3.5	6.7	6.8	22.1	39.1
Total contractual cash obligations	$60.1	$118.6	$505.5	$572.1	$1,256.3
_______________________________________________________________________

(1)
We have a $175.0 million variable rate revolving credit facility of which $27.0 million was outstanding as of December 27, 2018 and $4.8 million is restricted due to outstanding letters of credit.  Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.  Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

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

The ESAs require payments based on a combination of our founding member attendance, the number of digital screens of each founding member and the number of higher quality digital cinema systems of each founding member.  The amount relating to the attendance factor will vary from quarter to quarter and year to year as theater attendance varies, while the amount relating to the digital screens and digital cinema systems will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of our founding members. The payments made to our founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs.  The rate per attendee increases 8% every five years, with the next such increase taking effect for fiscal year 2022, while the rate per digital screen and digital cinema system screen increase 5% annually. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of our aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Payments to affiliates vary based on revenue attributed to the affiliate for the period and thus will vary from quarter to quarter and year to year as advertising revenue varies. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The table above does not include amounts payable under the ESAs or to affiliates as they are based on variable factors, which are not capable of precise estimation. Refer to Note 11 to the audited Financial Statements included elsewhere in this document for the maximum guarantee amount under the affiliate agreements.
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
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2016, 2017 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%
FY 2018	18.2%	25.8%	24.9%	31.1%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2022 bear interest at fixed rates, and therefore are not subject to market risk.  As of December 27, 2018, the interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $269.4 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $27.0 million and $269.4 million outstanding as of December 27, 2018 on our revolving credit facility and term loan, respectively.
Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of
National CineMedia, Inc., as Manager
Opinion on the Financial Statements
We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 27, 2018 and December 28, 2017, the related statements of income, comprehensive income, members’ equity/(deficit), and cash flows for the years ended December 27, 2018, December 28, 2017, and December 29, 2016 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2018 and December 28, 2017, the results of its operations and its cash flows for the years ended December 27, 2018, December 28, 2017, and December 29, 2016 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Denver, Colorado
February 22, 2019
We have served as the Company's auditor since 2005.

NATIONAL CINEMEDIA, LLC
BALANCE SHEETS
(In millions)

	December 27, 2018	December 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.2	$4.6
Receivables, net of allowance of $6.0 and $6.0, respectively	149.9	160.6
Prepaid administrative fees to managing member	0.6	0.8
Amounts due from founding members, net	5.8	—
Current portion of notes receivable- founding members (related parties of $4.2 and $4.2, respectively)	5.6	4.2
Prepaid expenses and other current assets	3.6	4.2
Total current assets	172.7	174.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $62.5 and $70.4, respectively	33.6	30.7
Intangible assets, net of accumulated amortization of $172.7 and $145.4, respectively	684.5	717.2
Long-term notes receivable, net of current portion - founding members	—	4.1
Other investments	3.0	3.5
Debt issuance costs, net	5.0	1.3
Other assets	0.7	1.5
Total non-current assets	726.8	758.3
TOTAL ASSETS	$899.5	$932.7
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	30.0	32.7
Amounts due to managing member	27.7	38.3
Accrued expenses	21.3	19.5
Accrued payroll and related expenses	10.0	9.5
Accounts payable	16.2	16.2
Deferred revenue	7.3	7.1
Short-term debt	2.7	—
Total current liabilities	115.2	123.3
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $7.8 and $8.7, respectively	920.9	923.3
Other liabilities	4.0	2.1
Total non-current liabilities	924.9	925.4
Total liabilities	1,040.1	1,048.7
COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS’ EQUITY/(DEFICIT)	(140.6)	(116.0)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$899.5	$932.7

Refer to accompanying notes to Financial Statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF INCOME
(In millions)

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Revenue (including revenue from related parties of $28.4, $29.9 and $29.1, respectively)	$441.4	$426.1	$447.6
OPERATING EXPENSES:
Advertising operating costs	37.4	32.4	30.0
Network costs	13.3	15.8	17.1
Theater access fees—founding members (including fees to related parties of $69.0, $76.5 and $75.1, respectively)	81.7	76.5	75.1
Selling and marketing costs	66.5	72.0	72.8
Administrative and other costs	30.5	25.1	23.6
Administrative fee—managing member	17.8	12.8	20.2
Depreciation and amortization	39.9	37.6	35.8
Total	287.1	272.2	274.6
OPERATING INCOME	154.3	153.9	173.0
NON-OPERATING EXPENSES:
Interest on borrowings	55.4	52.8	54.0
Interest income	(0.4)	(0.7)	(0.9)
Loss on early retirement of debt, net	0.7	—	10.4
Other non-operating income	(0.2)	(0.3)	—
Total	55.5	51.8	63.5
INCOME BEFORE INCOME TAXES	98.8	102.1	109.5
Income tax expense	0.4	0.2	0.2
NET INCOME	98.4	101.9	109.3
COMPREHENSIVE INCOME	$98.4	$101.9	$109.3

Refer to accompanying notes to Financial Statements

NATIONAL CINEMEDIA, LLC
STATEMENTS OF MEMBERS’ EQUITY/ (DEFICIT)
(In millions, except unit amounts)

	Units	Amount
Balance—December 31, 2015	135,142,972	$(266.5)
Distribution to managing member	—	(57.5)
Distribution to founding members	—	(75.1)
Units issued for purchase of intangible asset	1,416,515	21.1
Comprehensive income	—	109.3
Unit settlement for share-based compensation	635,258	0.5
Share-based compensation expense/capitalized	—	11.3
Balance—December 29, 2016	137,194,745	$(256.9)
Distribution to managing member	—	(75.9)
Distribution to founding members	—	(85.0)
Units issued for purchase of intangible asset	16,118,779	201.8
Comprehensive income	—	101.9
Unit settlement for share-based compensation	767,810	(9.4)
Share-based compensation expense/capitalized	—	7.5
Balance—December 28, 2017	154,081,334	$(116.0)
Cumulative-effect adjustment due to adoption of ASU 2014-09	—	(0.2)
Distribution to managing member	—	(69.1)
Distribution to founding members	—	(72.3)
Units issued for purchase of intangible asset	2,821,710	15.9
Comprehensive income	—	98.4
Unit settlement for share-based compensation	734,176	(1.7)
Share-based compensation expense/capitalized	—	4.4
Balance—December 27, 2018	157,637,220	$(140.6)

Refer to accompanying notes to Financial Statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98.4	$101.9	$109.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.9	37.6	35.8
Non-cash share-based compensation	4.4	7.2	10.9
Impairment on investment	0.4	3.1	0.7
Amortization of debt issuance costs	2.6	2.6	2.6
Loss on early retirement of debt, net	0.7	—	10.4
Other	(0.2)	(0.3)	—
Cash distributions from non-consolidated entities	0.2	0.3	0.2
Proceeds from lessor on purchases of property, plant, and equipment	1.0	—	—
Changes in operating assets and liabilities:
Receivables, net	10.7	(0.1)	(13.5)
Accounts payable and accrued expenses	1.1	2.2	(2.1)
Amounts due to founding members and managing member, net	(0.4)	0.5	(3.0)
Deferred revenue	0.2	(3.1)	—
Other, net	2.3	0.3	(1.0)
Net cash provided by operating activities	161.3	152.2	150.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14.2)	(11.6)	(12.9)
Acquisition of a business	—	(0.2)	—
Purchases of intangible assets from network affiliates	(0.1)	(2.1)	(2.3)
Proceeds from restricted cash	—	0.3	—
Proceeds from notes receivable - founding members (including payments from related parties of $1.4, $5.6 and $2.8, respectively)	2.8	5.6	2.8
Net cash used in investing activities	(11.5)	(8.0)	(12.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	193.2	80.0	126.0
Repayments of revolving credit facility	(178.2)	(83.0)	(177.0)
Proceeds from term loan facility	270.0	—	—
Repayments of term loan facility	(270.7)	—	—
Proceeds from issuance of Senior Notes due 2026	—	—	250.0
Repayments of Senior Notes due 2026	(14.2)	—	—
Redemption of Senior Notes due 2021	—	—	(207.9)
Payment of debt issuance costs	(6.9)	—	(4.8)
Founding member integration and other encumbered theater payments (including payments from related parties of $17.2, $12.9 and $2.4, respectively)	22.7	12.9	2.4
Distributions to founding members and managing member	(161.4)	(157.2)	(119.4)
Unit settlement for share-based compensation	(1.7)	(3.0)	0.5
Net cash used in financing activities	(147.2)	(150.3)	(130.2)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2.6	(6.1)	7.7
Cash, cash equivalents, and restricted cash at beginning of period	4.6	10.7	3.0
Cash, cash equivalents, and restricted cash at end of period	$7.2	$4.6	$10.7

Refer to accompanying notes to Financial Statements.

NATIONAL CINEMEDIA, LLC
STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$15.9	$201.8	$21.1
Accrued distributions to founding members and managing member	$54.5	$74.5	$70.8
Accrued integration and other encumbered theater payments from founding members (including accrued payments due from related parties of $0.4, $0.0 and $0.0, respectively)	$7.8	$9.0	$—
Accrued purchases of property and equipment	$1.1	$0.4	$—
Increase in cost and equity method investments	$—	$—	$2.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$54.1	$49.9	$52.5
Cash paid for income taxes, net of refunds	$0.2	$0.4	$0.3

Refer to accompanying notes to Financial Statements.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCM LLC commenced operations on April 1, 2005 and is owned by NCM, Inc., Cinemark and Regal. NCM LLC operates the largest cinema advertising network reaching movie audiences in North America, allowing NCM LLC to sell advertising under ESAs with the founding members and certain third-party theater circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from one to twenty years.
As of December 27, 2018, the Company had 157,637,220 common membership units outstanding, of which 76,976,398 (48.8%) were owned by NCM, Inc., 41,142,178 (26.1%) were owned by Regal, 39,518,644 (25.1%) were owned by Cinemark and 0 (0.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis. On July 5, 2018, AMC closed on the sale of 100.0% of its remaining NCM LLC membership units to Cinemark and Regal.
Basis of Presentation
The Company has prepared its Financial Statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation (refer to the Balance Sheet, whereby the Company presented prepaid expenses and other assets as one line item).
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
Significant Accounting Policies
Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2016, 2017 and 2018 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 27, 2018	2018
December 28, 2017	2017
December 29, 2016	2016

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and LEN advertising and lobby promotions and advertising on websites and mobile applications owned by the Company and other companies. Revenue is recognized over time as the customer receives the benefits provided by our advertising services and we have the right to payment for the performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.
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

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

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
Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of December 27, 2018 and December 28, 2017, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, there were no customers that accounted for more than 10% of revenue.
Receivables consisted of the following (in millions):

	As of
	December 27, 2018	December 28, 2017
Trade accounts	$154.0	$166.4
Other	1.9	0.2
Less: Allowance for doubtful accounts	(6.0)	(6.0)
Total	$149.9	$160.6

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350 – Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s inventory management systems, digital products, digital network distribution system (DCS) and website development costs, which are included in equipment, and are depreciated over three to five years. As of December 27, 2018 and December 28, 2017, the Company had a net book value of $17.4 million and $16.5 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $6.7 million, $6.0 million and $3.9 million for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.  For the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded $1.7 million, $3.6 million and $3.4 million in research and development expense, respectively.
The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.5 million, $0.1 million and $0.2 million related to the write-off of property, plant and equipment during the years

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively. These balances have been included within depreciation expense within the respective audited Statements of Income given the immaterial nature of the balances.
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
Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 8—Borrowings, there is a balance of $12.8 million and $10.0 million in deferred financing costs as of December 27, 2018 and December 28, 2017, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.
The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Beginning balance	$10.0	$12.6	$12.9
Debt issuance payments	6.4	—	4.8
Amortization of debt issuance costs	(2.6)	(2.6)	(2.6)
Write-off of debt issuance costs	(1.0)	—	(2.5)
Ending balance	$12.8	$10.0	$12.6

Share-Based Compensation—Through 2012, NCM, Inc. issued stock options, restricted stock and restricted stock units.  Since 2013, NCM, Inc. has only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of NCM, Inc. three-year cumulative performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, NCM, Inc. adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.
Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 9— Share-Based Compensation for more information.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

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
Recently Adopted Accounting Pronouncements
During the first quarter of 2018, the Company adopted Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) using the modified retrospective transition method. The Company identified the same performance obligations under ASU 2014-9 as compared with deliverables and separate units of account previously identified. ASU 2014-9 impacted the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. The Company historically recognized revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. In accordance with the new guidance, the Company recognized revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The modified retrospective transition method allows entities to apply the new revenue standard prospectively and record a cumulative-effect adjustment to the opening balance of retained earnings in the period the new revenue standard is first applied. The Company elected to apply the new revenue standard only to contracts that were not completed as of the adoption date. Upon the adoption of ASU 2014-9 on December 29, 2017, the Company recorded a $0.2 million cumulative-effect adjustment related to the change in accounting for barter transactions on contracts that were not completed as of December 29, 2017 in the audited Balance Sheet. The Company’s adoption of ASU 2014-9 did not have a material impact on the audited Financial Statements. The Company has incorporated additional disclosures in Note 2—Revenue from Contracts with Customers to comply with ASU 2014-9.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. In February 2018, the FASB issued Accounting Standards Update 2018-3, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-3”). These amendments clarify the guidance on certain topics referred to in ASU 2016-1. The Company has incorporated changes to the methodology utilized to value the Company’s investments and changes to disclosures in its notes to the audited Financial Statements to comply with ASU 2016-1.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) on a retrospective basis. ASU 2016-15 provides guidance on certain cash receipts and cash payments presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the audited Financial Statements or notes thereto.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) on a retrospective basis. ASU 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. The Company has adjusted the audited Statement of Cash Flow for the years ended December 27, 2018, December 28, 2017, and December 29, 2016 to include the restricted cash balance within the aforementioned captions. The adoption of ASU 2016-18 had no other impact on the audited Financial Statements or notes thereto.
During the third quarter of 2018, the Company adopted Accounting Standards Update 2018-9, Codification Improvements ("ASU 2018-9”), which made minor amendments to the codification in order to clarify, correct errors in, eliminate inconsistencies and provide clarifications in current guidance. The ASU amends Subtopics 470-50, Debt-Modifications and Extinguishments and 718-740, Compensation-Stock Compensation-Income Taxes and was effective immediately. The adoption of ASU 2018-9 did not have a material impact on the audited Financial Statements or notes thereto.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

During the fourth quarter of 2018, the Company adopted Accounting Standards Update 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2018-15 in the fourth quarter of 2018. The adoption of ASU 2018-15 did not have a material impact on the audited Financial Statements or notes thereto.
During the fourth quarter of 2018, the Company adopted a final rule issued by the SEC amending certain disclosure requirements deemed by the commission to be redundant, duplicative, overlapping, outdated or superseded. The rule also added requirements to disclose the changes in each caption of stockholders’ equity for the current and comparative year-to-date periods, with subtotals for each interim period. The Company believes that adopting the guidance will result in changes to the presentation of the audited Statement of Equity as a quarter to date equity rollforward is now required for the current and comparable period. The Company has implemented the annual amended disclosure requirements and will implement the quarterly amended disclosure requirements in the first quarter of 2019.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under the original standard, a modified retrospective transition approach was required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued Accounting Standards Update 2018-11 which allows companies to elect the “Comparatives Under 840” option where only the current period financial statements and related disclosures are presented in accordance with the new standard. The Company is still evaluating which transition approach to apply upon adoption. The Company expects to utilize the following practical expedients: (i) not being required to separate lease and nonlease components when accounting for the lease; and (ii) not accounting for short-term leases under the new standard. The Company is still evaluating the impact of the adoption of ASU 2016-2 on the ESA and affiliate agreements, and thus, whether it will have a material impact on the audited Consolidated Financial Statements. The Company will adopt the standard and its provisions effective December 28, 2018 and will incorporate additional disclosures in its notes to its audited Financial Statements to comply with ASU 2016-2 effective in the first quarter of 2019. The Company has designed and will implement changes to certain processes and internal controls upon the adoption of ASU 2016-2.
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is to be adopted on a modified retrospective basis. The Company is currently evaluating the impact that adopting this guidance will have on the audited Financial Statements or notes thereto.
In June 2018, the FASB issued Accounting Standards Update 2018-7, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-7 is effective for fiscal years beginning December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on the audited Financial Statements.
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
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through the Cinema Accelerator digital product. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
National and regional advertising, including advertising under the beverage concessionaire and PSA agreements, are sold on a CPM basis. The Company recognizes national and regional advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational in nature in the Noovie pre-show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.
Customer contracts often include multiple advertising services to reach the moviegoer at multiple points during a theater experience. The Company considers each of these advertising services to represent distinct performance obligations of the contract and allocates a portion of the transaction price to each service based upon the standalone selling price of the service, when available. When standalone selling prices are not available or not applicable given the nature of the customer, the Company allocates the transaction price based upon all information that is reasonably available and maximizes the use of observable inputs. Methods utilized include the adjusted market and expected cost-plus margin approaches.
The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the products and services received.  Revenue for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 was $5.9 million, $0.8 million and $2.5 million, respectively. Expense recorded from barter transactions for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 was $5.0 million, $1.4 million and $2.3 million, respectively.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Consolidated Balance Sheets. As of  December 27, 2018 and December 28, 2017, the Company had a make-good provision of $8.0 million and $5.5 million, respectively.
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
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of December 27, 2018, was $60.3 million, which is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the years ended December 27, 2018, December 28, 2017 and December 29, 2016:

	Years ended
	December 27, 2018	December 28, 2017	December 29, 2016
National advertising revenue	$312.0	$296.3	$311.9
Local and regional advertising revenue	98.0	99.9	107.0
Founding member advertising revenue from beverage concessionaire agreements	31.4	29.9	28.7
Total revenue	$441.4	$426.1	$447.6
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the year ended December 27, 2018 were as follows (in millions):

Year ended
December 27, 2018
Balance at beginning of period	$(7.1)
Performance obligations satisfied	7.1
New contract liabilities	(7.3)
Balance at end of period	$(7.3)
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of December 27, 2018 and December 28, 2017, the Company had $6.0 million and $10.6 million in unbilled accounts receivable, included within the accounts receivable balance.
Practical Expedients and Exemptions
The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the audited Consolidated Statement of Income.
The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

3.	PROPERTY AND EQUIPMENT
The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 27, 2018	December 28, 2017
Equipment, computer hardware and software	$90.8	$92.9
Leasehold improvements	2.4	4.0
Less: Accumulated depreciation	(62.5)	(70.4)
Subtotal	30.7	26.5
Construction in progress	2.9	4.2
Total property and equipment	$33.6	$30.7

For the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded depreciation expense of $12.6 million, $10.9 million, and $8.6 million, respectively.

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
The following is a summary of the Company’s intangible asset’s activity (in millions) during 2018 and 2017:

	As of December 28, 2017	Additions (1)	Amortization	Integration and other encumbered theater payments (3)	As of December 27, 2018
Gross carrying amount	$862.6	$16.0	$—	$(21.4)	$857.2
Accumulated amortization	(145.4)	—	(27.3)	—	(172.7)
Total intangible assets, net	$717.2	$16.0	$(27.3)	$(21.4)	$684.5

	As of December 29, 2016	Additions (2)	Amortization	Integration and other encumbered theater payments (3)	As of December 28, 2017
Gross carrying amount	$679.4	$204.1	$—	$(20.9)	$862.6
Accumulated amortization	(118.9)	—	(26.5)	—	(145.4)
Total intangible assets, net	$560.5	$204.1	$(26.5)	$(20.9)	$717.2
______________________________________________________________________

(1)
During the first quarter of 2018, the Company issued 2,821,710 (3,736,860 issued, net of 915,150 returned) common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to our network during the 2017 fiscal year and the Company recorded a net intangible asset of $15.9 million during the first quarter of 2018 as a result of the Common Unit Adjustment.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

During 2018, the Company purchased intangible assets for $0.1 million associated with network affiliate agreements.

(2)
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

(3)
Carmike and Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC and Cinemark. As a result, AMC and Cinemark will make integration and other encumbered theater payments over the remaining term of those agreements.  During the year ended December 27, 2018 and December 28, 2017, the Company recorded a reduction to net intangible assets of $21.4 million and $20.9 million, respectively, related to integration and other encumbered theater payments due from AMC and Cinemark. During the year ended December 27, 2018 and December 28, 2017, AMC and Cinemark paid a total of $22.7 million and $12.9 million, respectively, related to integration and other encumbered theater payments.

As of December 27, 2018 and December 28, 2017, the Company’s intangible assets related to the founding members, net of accumulated amortization was $657.6 million and $687.1 million, respectively with weighted average remaining lives of 18.2 years and 19.2 years as of December 27, 2018 and December 28, 2017, respectively.
As of December 27, 2018 and December 28, 2017, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $26.9 million and $30.0 million, respectively with weighted average remaining lives of 10.0 years and 11.0 years as of December 27, 2018 and December 28, 2017, respectively.
As of December 27, 2018 and December 28, 2017, the Company’s intangible assets related to acquired software, net of accumulated amortization was $0.1 million and $0.1 million, respectively with weighted average remaining lives of 1.5 years and 2.5 years as of December 27, 2018 and December 28, 2017, respectively.
For the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded amortization expense of $27.3 million, $26.5 million and $27.0 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2018	$27.3
2019	27.1
2020	27.1
2021	26.8
2022	26.4

5.	ACCRUED EXPENSES
The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 27, 2018	December 28, 2017
Make-good reserve	$8.0	$5.5
Accrued interest	10.3	11.6
Deferred rent	0.2	0.8
Other accrued expenses	2.8	1.6
Total accrued expenses	$21.3	$19.5

6.	MEMBERS’ DEFICIT
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
Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among the Company, NCM, Inc., and the founding members, which are outlined below.  Following the sale of 100.0% of AMC's remaining NCM LLC membership units to Cinemark and Regal, AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements, and AMC will continue to participate in the annual Common Unit Adjustment, receive TRA payments, receive theater access fee payments, and make payments under the beverage concessionaire agreements, among other things. AMC is not currently a member under the terms of the NCM LLC Operating Agreement and will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless it receives NCM LLC membership units pursuant to a Common Unit Adjustment. Further, the sale does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the divestiture date (July 5, 2018) and related party transactions with AMC through this period are included within the disclosures below.
•ESAs. Under the ESAs, the Company is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee.
•Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theaters or sale of theaters that are operated by each founding member and included in the Company’s network.
•Software License Agreement. At the date of NCM, Inc.’s IPO, the Company was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. The Company has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by the Company and its founding members, if any.
Following is a summary of the related party transactions between the Company and the founding members (in millions):

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

	Years Ended
Included in the Statements of Income: (1)	December 27, 2018	December 28, 2017	December 29, 2016
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (2)	$28.4	$29.9	$28.7
Advertising inventory revenue (included in advertising revenue) (3)	—	—	0.4
Operating expenses:
Theater access fee (4)	69.0	76.5	75.1
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (5)	1.1	2.1	1.6
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs)	0.1	0.1	—
Purchase of movie tickets and concession products and rental of theater space (included in other administrative and other costs)	—	—	0.1
Administrative fee - managing member (6)	17.8	12.8	20.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (7)	0.3	0.6	0.8
______________________________________________________________________

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the first six months of 2018.

(2)
For the full years ended December 27, 2018, December 28, 2017 and December 29, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from the Company to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.

(3)	The value of such purchases is calculated by reference to the Company’s advertising rate card.

(4)
Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment.

(5)	Used primarily for marketing to the Company’s advertising clients.

(6)
Pursuant to the Management Services Agreement between NCM, Inc. and NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC. In 2018, these services included the services of the Chief Executive Officer, President, Chief Financial Officer, Chief Revenue Officer and Senior Vice President, General Counsel, and Secretary. In exchange for these services, NCM LLC reimburses NCM, Inc. for compensation paid to the officers (including share-based compensation) and other expenses of the officers and for certain out-of-pocket costs.

(7)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

	As of
Included in the Balance Sheets:	December 27, 2018	December 28, 2017
Current portion of note receivable (1)(2)	$4.2	$4.2
Long-term portion of note receivable (2)	—	4.1
Interest receivable on notes receivable (included in other current assets) (2)	0.1	—
Prepaid administrative fees to managing member (3)	0.6	0.8
Common unit adjustments, net of amortization and integration payments (included in intangible assets)	657.6	687.1
______________________________________________________________________

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the first six months of 2018.

(2)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

(3)
The payments for estimated management services related to employment are made one month in advance. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

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
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 are as shown within the table below (in millions). The amount presented within the tables for the distribution paid to AMC for the year ended December 27, 2018 represents only the distribution for the three months ended March 29, 2018 to AMC. AMC’s distribution for the three months ended June 28, 2018 was paid to Cinemark and Regal to accommodate agreements between AMC and each of Cinemark and Regal. Further, there was no distribution to AMC for the three months ended September 27, 2018 and December 27, 2018 as they had no ownership in these periods.

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
AMC	$2.2	$27.1	$23.6
Cinemark	34.3	29.1	25.4
Regal	35.8	28.8	26.1
Total founding members	72.3	85.0	75.1
NCM, Inc.	69.1	75.9	57.5
Total	$141.4	$160.9	$132.6
The mandatory distributions of available cash by the Company to its founding members for the quarter ended December 27, 2018 of $27.9 million, is included in amounts due to founding members in the Balance Sheets as of December 27, 2018 and will be made in the first quarter of 2018.  The mandatory distributions of available cash by NCM LLC to its managing member for the quarter ended December 27, 2018 of $26.6 million is included in amounts due to managing member on the audited Balance Sheets as of December 27, 2018 and will be made in the first quarter of 2019.
Amounts due to founding members, net as of December 27, 2018 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.0	$1.5	$2.5
Distributions payable to founding members	13.7	14.2	27.9
Integration payments due from founding members	(0.4)	—	(0.4)
Total amounts due (from) to founding members, net	$14.3	$15.7	$30.0

Amounts due to founding members, net as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total amounts due (from) to founding members, net	$3.8	$14.1	$14.8	$32.7

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

Amounts due to/from managing member, net were comprised of the following (in millions):

	As of December 27, 2018	As of December 28, 2017
Distributions payable	$26.6	$36.9
Cost and other reimbursement	1.1	1.4
Total	$27.7	$38.3
Common Unit Membership Redemption and AMC Mandatory Ownership Divestitures— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date. In December 2016, AMC agreed to a proposed final judgment in a lawsuit brought by the DOJ in connection with AMC's acquisition of Carmike. Pursuant to the final judgment, AMC was required to divest the majority of its equity interests in NCM LLC and NCM, Inc., based upon a predetermined schedule so that by June 20, 2019 it owned no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). During the year ended December 28, 2017, AMC exercised the redemption right of an aggregate 15.6 million common membership units for a like number of shares of NCM, Inc.’s common stock. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction whereby, the issuance of shares of NCM, Inc. common stock were offset by the purchase of NCM LLC’s (a subsidiary’s) equity within the Statement of Equity. Further, no gain or loss was recognized in the Statements of Income. During the years ended December 27, 2018 and December 28, 2017, AMC sold 1.0 million and 14.8 million shares of NCM, Inc., respectively. The Company did not receive any proceeds from the sale of its common stock by AMC. During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, AMC received cash dividends of approximately $0.3 million, $0.1 million and $0.2 million, respectively, on its shares of NCM, Inc. common stock.  AMC sold the remaining 21,477,480 NCM LLC membership units to Cinemark and Regal in July 2018. As of December 27, 2018, AMC did not own any of NCM's outstanding equity interests.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (“AC JV, LLC”) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Future minimum principal payments under the notes receivable as of December 27, 2018 are $5.6 million which is due in 2019.
NCM LLC’s investment in AC JV, LLC was $0.9 million and $1.0 million as of December 27, 2018 and December 28, 2017, respectively. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor. During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, NCM LLC received a cash distribution from AC JV, LLC of $0.2 million, $0.3 million and $0.2 million, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.2 million, $0.3 million and $0.0 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively, which are included in other non-operating expense in the audited Statements of Income.
In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. NCM LLC has also agreed to provide creative and media production services for a fee. NCM LLC received $0.2 million, $0.3 million and $0.2 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively, for these services, which are included as an offset to network costs in the audited Statements of Income.

8.	BORROWINGS

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the Company’s total outstanding debt as of December 27, 2018 and December 28, 2017 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 27, 2018	December 28, 2017	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	27.0	12.0	June 20, 2023	(1)
Term loans	269.4	270.0	June 20, 2025	(1)
Senior unsecured notes due 2026	235.0	250.0	August 15, 2026	5.750%
Total borrowings	931.4	932.0
Less: Debt issuance costs related to term loans and senior notes	(7.8)	(8.7)
Total borrowings, net	923.6	923.3
Less current portion of debt	(2.7)	—
Carrying value of long-term debt	$920.9	$923.3
______________________________________________________________________

(1)	The interest rates on the revolving credit facility and term loan are described below.
Senior Secured Credit Facility— On June 20, 2018, NCM LLC entered into a credit agreement to replace the Company's previous senior secured credit facility, dated as of February 13, 2007, as amended (the "previous facility"). Consistent with the structure of the previous facility, the new agreement consists of a term loan facility and a revolving credit facility. As of December 27, 2018, the Company’s new senior secured credit facility consisted of a $175.0 million revolving credit facility and a $269.4 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC. During the second quarter of 2018, the Company capitalized approximately $6.5 million of debt issuance costs related to the new revolving credit facility and the term loan. The Company also recognized $1.2 million in non-operating loss related to the write-off of capitalized debt issuance costs related to the previous facility and recognition of debt issuance costs that did not qualify for capitalization.
Revolving Credit Facility—The revolving credit facility portion of the total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.
As of December 27, 2018, the Company’s total availability under the $175.0 million revolving credit facility was $143.2 million, net of $27.0 million outstanding and $4.8 million letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted OIBDA). The revolving credit facility will mature on June 20, 2023 contingent upon the refinancing of our Notes due 2022 (defined below, see "Senior Secured Notes due 2022") on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the revolving credit facility will instead mature on December 30, 2021. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 27, 2018 was 4.9%.
Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The weighted-average interest rate on the term loans as of December 27, 2018 was 5.5%. The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of December 27, 2018, the Company has paid a principal of $0.6 million, reducing the outstanding balance to $269.4 million. The term loan will mature on June 20, 2025 contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not financed on or prior to October 30, 2021, then the term loan will instead mature on December 30, 2021.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including (i) a consolidated net total leverage ratio covenant of 6.25 times for each for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, the Company is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as our

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of has occurred and continues to occur under the senior secured credit facility. As of December 27, 2018, our consolidated net senior secured leverage ratio was 3.10 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and our consolidated net total leverage ratio was 4.20 times (versus the covenant of 6.25 times).
Senior Secured Notes due 2022—On April 27, 2012, the Company completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Notes due 2022”).  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Notes due 2022 were issued at 100% of the face amount thereof and are senior secured obligations of NCM LLC, rank the same as the Company’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures the Company’s obligations under the senior secured credit facility.
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
The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, The Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio.  The Company was in compliance with these non-maintenance covenants as of December 27, 2018.
Senior Unsecured Notes due 2026—On August 19, 2016, the Company completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due 2026 (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of the Company and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 will rank equally in right of payment with all of the Company’s existing and future senior indebtedness, including the Notes due 2022, the Company’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements. The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that the Company may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026. The Company does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that the Company may form or acquire in the future except in very limited circumstances. During 2018, NCM LLC repurchased and canceled a total of $15.0 million of the Notes due 2026, reducing the principal amount to $235.0 million as of December 27, 2018. This repurchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.6 million during the year ended December 27, 2018.
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
The indenture contains covenants that, among other things, restrict the Company’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, the Company has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. The Company was in compliance with these non-maintenance covenants as of December 27, 2018.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2022 and Notes due 2026 as of December 27, 2018 are as follows (in millions):

Year	Amount
2019	$2.7
2020	2.7
2021	2.7
2022	402.7
2023	29.7
Thereafter	490.9
Total	$931.4

9.	SHARE-BASED COMPENSATION
The NCM, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) reserves 4,400,000 shares of common stock available for issuance or delivery under the 2016 Plan, of which 2,812,787 shares remain available for future grants as of December 27, 2018 (assuming 100% achievement of targets on performance-based restricted stock).  NCM, Inc. began issuing shares under the 2016 Plan in the second quarter of 2016, following its approval by NCM, Inc.’s stockholders. The 2016 Plan replaced NCM, Inc.’s 2007 Equity Incentive Plan (the “2007 Plan”), which was set to expire by its terms in February 2017. The shares of common stock that were available for issuance under the 2007 Plan are no longer available for issuance following the approval of the 2016 Plan. Any forfeitures of shares granted pursuant to the 2007 Plan will be cancelled and not available for future grant. The management services agreement provides that the Company may participate in NCM, Inc.’s Equity Incentive Plans. The types of awards that may be granted under the 2016 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan and the 2016 Plan.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to NCM, Inc. equal to the number of shares of NCM, Inc.’s common stock represented by such awards.
Compensation Cost—The Company recognized $7.8 million, $11.2 million and $18.3 million for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively, of share-based compensation expense within network costs, selling and marketing costs, administrative and other costs and administrative – managing member in the Statements of Income as shown in the table below.

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Share-based compensation costs included in network costs	$0.6	$1.0	$1.1
Share-based compensation costs included in selling and marketing costs	2.5	4.1	6.0
Share-based compensation costs included in administrative and other costs	1.3	2.1	3.8
Share-based compensation costs included in administrative fee - managing member (1)	3.4	4.0	7.4
Total share-based compensation costs	$7.8	$11.2	$18.3
______________________________________________________________________

(1)
Includes $0.0 million, $0.0 million, and $2.3 million of expense associated with the modification of certain former executive equity awards during the years ended December 27, 2018, December 28, 2017, and December 29, 2016, respectively, as described further below.

Share-based compensation costs recorded in network costs, selling and marketing costs and administrative and other costs are non-cash charges. Share-based compensation costs recorded in the administrative fee – managing member are cash charges. During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, $0.2 million, $0.3 million and $0.5 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor. As of December 27, 2018, there was no unrecognized compensation cost related to unvested options as stock options were fully vested as of December 27, 2018.  As of December 27, 2018, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $5.2 million, which will be recognized over a weighted average remaining period of 1.6 years.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

Stock Options— The Company has not granted stock options since 2012 and as of December 27, 2018 all options are fully vested. Stock options awarded under the 2007 Plan were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date NCM, Inc.’s Board of Directors approved the grant. Options have either 10-year or 15-year contractual terms. The intrinsic value of options exercised during the year was $0.0 million, $0.1 million and $0.1 million for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.  A summary of option award activity under the 2007 Plan as of December 27, 2018, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 28, 2017	2,165,181	$16.47	—	$—
Forfeited	(123,953)	$16.94
Expired	(90,478)	$16.14
Outstanding as of December 27, 2018	1,950,750	$16.45	2.0	$—
Exercisable as of December 27, 2018	1,950,750	$16.45	2.0	$—
Vested and expected to vest as of December 27, 2018	1,950,750	$16.45	2.0	$—

Restricted Stock and Restricted Stock Units— Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion.  The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. The Company has issued time-based restricted stock to its employees which vests over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock which vests following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The Company also grants restricted stock units to NCM, Inc.’s non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $6.65, $14.34 and $15.03 for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.  The total fair value of awards vested was $15.5 million, $17.3 million and $14.7 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.

A summary of restricted stock award and restricted stock unit activity as of December 27, 2018, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant- Date Fair Value
Non-vested balance as of December 28, 2017	2,308,962	$14.70
Granted	1,019,173	$6.65
Vested (1)	(1,067,615)	$14.55
Forfeited	(434,537)	$10.24
Non-vested balance as of December 27, 2018	1,825,983	$11.31
______________________________________________________________________

(1)	Includes 333,439 vested shares that were withheld to cover tax obligations and were subsequently canceled.
The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 535,629 shares of restricted stock could be issued if the performance criteria maximums are met.  As of December 27, 2018, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 1,259,308 shares.

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

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
The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.2 million, $1.2 million and $1.3 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.

11.	COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.
Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, was $3.8 million, $2.2 million and $2.3 million, respectively. During the year ended December 28, 2017, the Company recorded a $1.8 million of expense for an early lease termination fee. The fee was reimbursed by the landlord of the Company’s new building, which is being treated as a lease incentive and amortized over the term of the new lease.
Future minimum lease payments under noncancelable operating leases as of December 27, 2018 are as follows (in millions):

Year	Minimum Lease Payments
2019	$3.5
2020	3.3
2021	3.4
2022	3.4
2023	3.4
Thereafter	22.1
Total	$39.1

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of December 27, 2018, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $70.8 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 27, 2018 and December 28, 2017, the Company paid $0.7 million and $0.1 million, respectively, related to these minimum guarantees. As of December 27, 2018 and December 28, 2017, the Company had $0.1 million and $0.0 million in liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.
Theater Access Fee Guarantees—In consideration for the Company’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with the next increase taking effect in fiscal year 2022. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of December 27, 2018 and December 28, 2017, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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
Other investments consisted of the following (in millions):

	As of
	December 27, 2018	December 28, 2017
Investment in AC JV, LLC (1)	$0.9	$1.0
Other investments (2)	2.1	2.5
Total	$3.0	$3.5
______________________________________________________________________

(1)	Refer to Note 7—Related Party Transactions.

(2)
The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded impairment charges of $0.4 million, $3.1 million and $0.7 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of December 27, 2018 and $0.1 million as of December 28, 2017. As of December 27, 2018, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV was initially valued using comparative market multiples.  The other investments were recorded based upon the fair value of the services provided in exchange for the investment.  Refer to Note 1-Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of

NATIONAL CINEMEDIA, LLC
NOTES TO FINANCIAL STATEMENTS

fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of December 27, 2018 and December 28, 2017, the Company had notes receivable totaling $5.6 million and $8.3 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 7—Related Party Transactions.  These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 27, 2018		As of December 28, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$269.4	$261.2	$270.0	$270.8
Senior Notes due 2022	400.0	401.8	400.0	407.3
Senior Notes due 2026	235.0	211.0	250.0	235.0
______________________________________________________________________

(1)
The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

13.	VALUATION AND QUALIFYING ACCOUNTS
The Company’s allowance for doubtful accounts for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 was as follows (in millions):

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$6.0	$6.3	$5.6
Provision for bad debt	1.6	1.1	2.1
Write-offs, net	(1.6)	(1.4)	(1.4)
Balance at end of period	$6.0	$6.0	$6.3

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 27, 2018 and December 28, 2017 (in millions):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$80.2	$113.7	$110.1	$137.4
Operating expenses	69.2	73.5	67.8	76.6
Operating income	11.0	40.2	42.3	60.8
Net (loss) income	(3.0)	25.0	28.5	47.9

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$71.9	$97.1	$116.4	$140.7
Operating expenses	66.8	68.8	66.1	70.5
Operating (loss) income	5.1	28.3	50.3	70.2
Net (loss) income	(7.9)	15.4	37.3	57.1

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the  Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.  Management with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 27, 2018, the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures as of December 27, 2018 were effective.
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  As of December 27, 2018, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 27, 2018 was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 27, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

We do not have executive officers or directors. Instead, we are managed by our manager, NCM, Inc., and the executive officers of our manager perform all of our management functions pursuant to our operating agreement and the management services agreement between us and NCM, Inc. As a result, the executive officers of our manager are essentially our executive officers, and their compensation is administered by our manager.
The information required by this item regarding executive officers of NCM, Inc. is incorporated herein by reference from NCM, Inc.’s Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” and is incorporated herein by this reference.
Item 11.  Executive Compensation
The information required by this item regarding compensation of executive officers of NCM, Inc. is incorporated herein by reference from NCM, Inc.’s Proxy Statement under the heading “Compensation of Executive Officers.”
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information with respect to the security ownership of executive officers and holders of more than 5% of a class of NCM, Inc.’s voting securities, refer to NCM, Inc.’s Proxy Statement under the heading “Beneficial Ownership,” which information is incorporated herein by reference.
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

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a) (1) and (a) (2) Financial Statements and Financial Statement Schedules
Refer to Index to Financial Statements on page 43.
(b) Exhibits
Refer to Exhibit Index, beginning on page 86.
(c) Financial Statement Schedules
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation.	NCM, Inc.	10-Q	001-33296	3.1	5/6/2011
3.2		The Bylaws, as amended January 23, 2019	NCM, Inc.	10-K	001-33296	3.2	2/21/2019
3.3		Certificate of Formation of National CineMedia, LLC	NCM LLC	S-4	333-176056	3.3	8/4/2011
4.1		Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	4/30/2012
4.2		Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.1).	NCM, Inc.	8-K	001-33296	4.1	4/30/2012
4.3		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	NCM, Inc.	8-K	001-33296	4.1	8/19/2016
4.4		Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.1).	NCM, Inc.	8-K	001-33296	4.1	8/19/2016
10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1	2/16/2007
10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	10-Q	001-33296	10.1.1	8/7/2009
10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1	8/10/2010
10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	NCM, Inc.	8-K	001-33296	10.1.3	9/9/2013
10.1.4		Fourth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated January 23, 2019, by and among Cinemark Media, Inc., Cinemark USA, Inc., Regal Cinemedia Holdings, LLC, Regal Cinemas, Inc., and National CineMedia, Inc.	NCM, Inc.	10-K	001-33296	10.1.4	2/21/2019
10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.2.4	2/21/2014

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.3.4	2/21/2014
10.3.1		Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	NCM, Inc.	8-K	001-33296	10.3	3/15/2017
10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	NCM, Inc.	10-K	001-33296	10.4.4	2/21/2014
10.4.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	NCM, Inc.	8-K	001-33296	10.2	3/15/2017
10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.6	2/16/2007
10.5.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	NCM, Inc.	8-K	001-33296	10.1	3/15/2017
10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	NCM, Inc.	8-K	001-33296	10.7	2/16/2007
10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	NCM, Inc.	8-K	001-33296	10.1	5/5/2008
10.7		First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	NCM, Inc.	8-K	001-33296	10.8	2/16/2007

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.8		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.9	2/16/2007
10.9		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	NCM, Inc.	8-K	001-33296	10.10	2/16/2007
10.10		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	NCM, Inc.	8-K	001-33296	10.11	2/16/2007
10.11		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	NCM, Inc.	8-K	001-33296	10.12	2/16/2007
10.12		Credit Agreement dated as of June 20, 2018 among National CineMedia LLC, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	NCM, Inc.	8-K	001-33296	10.1	6/25/2018
10.13		Employment Agreement dated as of December 31, 2015, by and between National CineMedia, Inc. and Andrew J. England. +	NCM, Inc.	8-K	001-33296	10.1	1/5/2016
10.14		Separation Agreement dated as of November 15, 2018, by and between National CineMedia, Inc. and Andrew J. England. +	NCM, Inc.	10-K	001-33296	10.15	2/21/2019
10.15		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +	NCM, Inc.	10-Q	001-33296	10.1	5/21/2015
10.16		Employment Agreement dated as of August 11, 2016, by and between the Company and Katherine L. Scherping. +	NCM, Inc.	8-K	001-33296	10.1	8/11/2016
10.17		Amended and Restated Employment Agreement December 20, 2018, between the Company and Katherine L. Scherping.+	NCM, Inc.	8-K	001-33296	10.1	12/21/2018
10.18		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	8-K	001-33296	10.18	2/16/2007
10.18.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	10-K	001-33296	10.18.1	3/6/2009
10.18.2		Separation, General Release and Consulting Agreement dated as of November 6, 2017, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	NCM, Inc.	8-K	001-33296	10.1	11/6/2017
10.19		Employment Agreement dated as of April 3, 2017, by and among National CineMedia, Inc. and Scott D. Felenstein. +	NCM, Inc.	10-K	001-33296	10.20	2/21/2019
10.20		Employment Agreement dated as of January 12, 2018 by and among National CineMedia, Inc. and Sarah Kinnick Hilty. +	NCM, Inc.	10-K	001-33296	10.21	2/21/2019
10.21		Form of Indemnification Agreement	NCM, Inc.	8-K	001-33296	10.1	2/13/2007

			Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
10.22		Form of Indemnification Agreement (August 2018)+	NCM, Inc.	10-Q	001-33296	10.3	8/7/2018
10.23		National CineMedia, Inc. 2007 Equity Incentive Plan. +	NCM, Inc.	8-K	001-33296	10.2	5/2/2013
10.24		National CineMedia, Inc. 2016 Equity Incentive Plan. +	NCM, Inc.	S-8	001-33296	4.1	4/29/2016
10.25		Form of Option Substitution Award. +	NCM, Inc.	S-8	001-33296	4.4	2/13/2007
10.26		Form of Stock Option Agreement. +	NCM, Inc.	S-8	001-33296	4.6	2/13/2007
10.27.1		Form of 2009 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.1	3/6/2009
10.27.2		Form of 2010 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.2	3/9/2010
10.27.3		Form of 2011 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.3	2/25/2011
10.27.4		Form of 2012 Stock Option Agreement. +	NCM, Inc.	10-K	001-33296	10.22.4	2/24/2012
10.28		Form of Restricted Stock Agreement. +	NCM, Inc.	S-8	001-33296	4.7	2/13/2007
10.29.1		Form of 2016 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.22.7	2/26/2016
10.29.2		Form of 2016 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.22.8	2/26/2016
10.29.3		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Time Based).	NCM, Inc.	S-8	001-33296	4.2	4/29/2016
10.29.4		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Performance Based).	NCM, Inc.	S-8	001-33296	4.3	4/29/2016
10.29.5		Form of 2017 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.26.9	2/24/2017
10.29.6		Form of 2017 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.26.10	2/24/2017
10.29.7		Form of 2018 Restricted Stock Agreement (Time Based). +	NCM LLC	10-K	333-176056	10.24.9	3/14/2018
10.29.8		Form of 2018 Restricted Stock Agreement (Performance Based). +	NCM LLC	10-K	333-176056	10.24.10	3/14/2018
10.29.9		Form of 2019 Restricted Stock Agreement (Time Based). +	NCM, Inc.	10-K	001-33296	10.28.9	2/21/2019
10.29.10		Form of 2019 Restricted Stock Agreement (Performance Based). +	NCM, Inc.	10-K	001-33296	10.28.10	2/21/2019
10.30		Form of Restricted Stock Unit Agreement. +	NCM, Inc.	10-K	001-33296	10.34	3/6/2009
10.31.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	NCM, Inc.	S-8	001-33296	4.4	4/29/2016
10.31.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	NCM, Inc.	10-K	001-33296	10.27.2	2/24/2017
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chef Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.

Incorporation by Reference to NCM, Inc.
Exhibit	Ref.	Description	Registrant	Form	SEC File No.	Exhibit	Filing Date
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract.

Item 16.  Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NATIONAL CINEMEDIA, LLC
(Registrant)

By: National CineMedia, Inc., its manager

Dated:	February 22, 2019	By: /s/ Clifford E. Marks
Clifford E. Marks
Interim Chief Executive Officer and President
(Principal Executive Officer)

Dated:	February 22, 2019	By: /s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February, 2019.

Signature	Title

/s/ Clifford E. Marks	Interim Chief Executive Officer and President (Principal Executive Officer)
Clifford E. Marks

/s/ Katherine L. Scherping	Chief Financial Officer (Principal Financial and Accounting Officer)
Katherine L. Scherping