Form 10-Q
period 2019-06-27
National CineMedia, LLC
filed 2019-08-07
CIK 1527190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2019, 159,024,458 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, LLC
CONDENSED BALANCE SHEETS
(In millions)
(UNAUDITED)

	June 27, 2019	December 27, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4.5	$7.2
Receivables, net of allowance of $6.0 and $6.0, respectively	124.9	149.9
Prepaid administrative fees to managing member	0.5	0.6
Amounts due from founding members, net	3.1	5.8
Current portion of notes receivable - founding members (including receivables from related parties of $2.8 and $4.2, respectively)	4.2	5.6
Prepaid expenses and other current assets	3.9	3.6
Total current assets	141.1	172.7
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $66.7 and $62.5, respectively	32.4	33.6
Intangible assets, net of accumulated amortization of $186.2 and $172.7, respectively	669.6	684.5
Other investments	3.2	3.0
Debt issuance costs, net	4.5	5.0
Other assets	23.2	0.7
Total non-current assets	732.9	726.8
TOTAL ASSETS	$874.0	$899.5
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$17.9	$30.0
Amounts due to managing member, net	15.5	27.7
Accrued expenses	17.6	21.3
Accrued payroll and related expenses	8.5	10.0
Accounts payable	14.2	16.2
Deferred revenue	10.7	7.3
Short-term debt	2.7	2.7
Other current liabilities	1.3	—
Total current liabilities	88.4	115.2
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $6.9 and $7.8, respectively	915.4	920.9
Other liabilities	23.9	4.0
Total non-current liabilities	939.3	924.9
Total liabilities	1,027.7	1,040.1
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBERS’ EQUITY/(DEFICIT)	(153.7)	(140.6)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$874.0	$899.5

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
REVENUE (including revenue from related parties of $6.5, $8.6, $11.8 and $16.6 respectively)	$110.2	$113.7	$187.1	$193.9
OPERATING EXPENSES:
Advertising operating costs	9.9	9.2	17.2	16.2
Network costs	3.4	3.3	6.9	6.8
Theater access fees—founding members (including fees to related parties of $14.5, $21.5, $27.4 and $42.1, respectively)	21.6	21.5	40.7	42.1
Selling and marketing costs	16.2	16.7	31.4	32.7
Administrative and other costs	7.7	8.0	15.2	16.8
Administrative fee—managing member	3.4	4.8	6.6	8.6
Depreciation expense	3.3	3.0	6.6	5.9
Amortization expense	—	7.0	—	13.6
Amortization of intangibles recorded for network theater screen leases	7.0	—	13.9	—
Total	72.5	73.5	138.5	142.7
OPERATING INCOME	37.7	40.2	48.6	51.2
NON-OPERATING EXPENSES:
Interest on borrowings	14.2	14.1	28.6	27.9
Interest income	—	(0.1)	(0.1)	(0.2)
Loss (gain) on early retirement of debt, net	—	1.2	(0.3)	1.2
Other non-operating income	(0.1)	—	(0.3)	—
Total	14.1	15.2	27.9	28.9
INCOME BEFORE INCOME TAXES	23.6	25.0	20.7	22.3
Income tax expense	0.1	—	0.1	0.3
NET INCOME	$23.5	$25.0	$20.6	$22.0
COMPREHENSIVE INCOME	$23.5	$25.0	$20.6	$22.0

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(UNAUDITED)

	Six Months Ended
	June 27, 2019	June 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20.6	$22.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6.6	5.9
Amortization expense	—	13.6
Amortization of intangibles recorded for network theater screen leases	13.9	—
Non-cash share-based compensation	1.4	2.8
Impairment on investment	—	0.4
Amortization of debt issuance costs	1.3	1.3
Gain on early retirement of debt, net	(0.3)	—
Write-off of debt issuance costs	—	0.8
Other	(0.2)	0.2
Proceeds from disposition of intangible assets by network affiliates	0.5	—
Founding member integration and other encumbered theater payments (including payments from related parties of $0.6 in 2019)	10.6	—
Changes in operating assets and liabilities:
Receivables, net	25.0	34.9
Accounts payable and accrued expenses	(4.8)	(6.0)
Amounts due to/from founding members and managing member, net	0.5	(0.4)
Deferred revenue	3.4	3.1
Other, net	(2.5)	1.5
Net cash provided by operating activities	76.0	80.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.8)	(7.2)
Proceeds from notes receivable - founding members	1.4	—
Net cash used in investing activities	(5.4)	(7.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	71.0	106.2
Repayments of revolving credit facility	(71.0)	(88.0)
Repayments of Notes due 2026	(4.6)	270.0
Repayment of term loan facility	(1.4)	(270.0)
Payment of debt issuance costs	—	(6.3)
Founding member integration and other encumbered theater payments (including payments from related parties of $11.5 in 2018)	—	11.5
Distributions to founding members and managing member	(66.5)	(91.0)
Repurchase of stock for restricted stock tax withholding	(0.8)	(1.6)
Net cash used in financing activities	(73.3)	(69.2)
CHANGE IN CASH AND CASH EQUIVALENTS:	(2.7)	3.7
Cash and cash equivalents at beginning of period	7.2	4.6
Cash and cash equivalents at end of period	$4.5	$8.3

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Six Months Ended
	June 27, 2019	June 28, 2018
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$7.6	$15.9
Accrued distributions to founding members and managing member	$30.0	$33.1
Accrued integration and other encumbered theater payments due from founding members (including accrued payments due from related parties of $0.2 and $5.3, respectively)	$5.3	$5.3
Accrued debt issuance costs	$—	$0.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$27.3	$27.0
Cash paid for income taxes, net of refunds	$0.2	$—

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF MEMBERS' EQUITY/ (DEFICIT)
(In millions, except unit amounts)
(UNAUDITED)

	Three Months Ended
	Units	Amount
Balance—March 29, 2018	157,564,977	$(119.7)
Distribution to managing member	—	(16.2)
Distribution to founding members	—	(16.9)
Comprehensive income	—	25.0
Unit settlement for share-based compensation	11,377	—
Share-based compensation expense/capitalized	—	1.1
Balance—June 28, 2018	157,576,354	$(126.7)

Balance—March 28, 2019	159,024,458	$(148.2)
Distribution to managing member	—	(14.6)
Distribution to founding members	—	(15.4)
Comprehensive income	—	23.5
Unit settlement for share-based compensation	30,657	0.1
Share-based compensation expense/capitalized	—	0.9
Balance—June 27, 2019	159,055,115	$(153.7)

	Six Months Ended
	Units	Amount
Balance—December 28, 2017	154,081,334	$(116.0)
Cumulative-effect adjustment due to adoption of ASU 2014-09	—	(0.2)
Distribution to managing member	—	(24.3)
Distribution to founding members	—	(25.3)
Units issued for purchase of intangible asset	2,821,710	15.9
Comprehensive loss	—	22.0
Unit settlement for share-based compensation	673,310	(1.7)
Share-based compensation expense/capitalized	—	2.9
Balance—June 28, 2018	157,576,354	$(126.7)

Balance—December 27, 2018	157,637,220	$(140.6)
Distribution to managing member	—	(20.4)
Distribution to founding members	—	(21.5)
Units issued for purchase of intangible asset	1,044,665	7.6
Comprehensive loss	—	20.6
Unit settlement for share-based compensation	373,230	(0.8)
Share-based compensation expense/capitalized	—	1.4
Balance—June 27, 2019	159,055,115	$(153.7)

See accompanying notes to the unaudited Condensed Financial Statements.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY
Description of Business
National CineMedia, LLC (“NCM LLC”, “the Company” or “we”) commenced operations on April 1, 2005 and is owned by National CineMedia, Inc. (“NCM, Inc.”, “manager” or “managing member”), Regal Cinemas, Inc. and Regal CineMedia Corporation, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”), Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”) and American Multi-Cinema, Inc., a wholly owned subsidiaries of AMC Entertainment, Inc. (“AMC”). AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
NCM LLC operates the largest cinema advertising network reaching movie audiences in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 18 years remaining as of June 27, 2019) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which expire at various dates between September 2019 and July 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 15.5 years as of June 27, 2019.
As of June 27, 2019, NCM LLC had 159,055,115 common membership units outstanding, of which 77,349,628 (48.6%) were owned by NCM, Inc., 41,770,669 (26.3%) were owned by Regal, 39,737,700 (25.0%) were owned by Cinemark and 197,118 (0.1%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
Basis of Presentation
The Company has prepared the unaudited Condensed Financial Statements and related notes of NCM LLC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation (refer to the Condensed Statements of Income and Condensed Statement of Cash Flows whereby the Company presented depreciation expense and amortization expense as two separate lines and refer to the Condensed Statements of Income, whereby the Company presented loss (gain) on retirement of debt, net as a separate line). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 27, 2018 is derived from the audited financial statements of NCM LLC. Therefore, the unaudited Condensed Financial Statements should be read in conjunction with the NCM LLC audited Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 27, 2018.
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

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of June 27, 2019 and December 27, 2018, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and six months ended June 27, 2019 and June 28, 2018, the Company had no customers that accounted for more than 10% of revenue.
Share-Based Compensation—The management services agreement between NCM LLC and NCM, Inc. provides that NCM LLC may participate in the NCM, Inc. Equity Incentive Plan.  NCM, Inc. has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors under the NCM, Inc. Equity Incentive Plan.  The Company has not granted stock options since 2012.  In 2018 and 2019, the restricted stock grants for Company management vest upon the achievement of NCM, Inc. performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of NCM, Inc. performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment.  A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest.  Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.  The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC.  Upon the exercise of options or the vesting of restricted stock, NCM, Inc. has the right to acquire from NCM LLC a number of common units equal to the number of NCM, Inc. shares being issued.  In consideration for such units, NCM, Inc. contributes to NCM LLC the consideration received for the exercise of options or vesting of shares of restricted stock.  During the three months ended June 27, 2019 and June 28, 2018 and six months ended June 27, 2019 and June 28, 2018, NCM, Inc. acquired 30,657, 11,377, 373,230 and 673,310 units, respectively, due to the vesting of restricted stock and restricted stock units.
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
During the fourth quarter of 2018, the Company adopted a final rule issued by the SEC amending certain disclosure requirements deemed by the SEC to be redundant, duplicative, overlapping, outdated or superseded. The rule also added requirements to disclose (1) the changes in each caption of stockholders’ equity and non-controlling interests for the current and comparative year-to-date periods, with subtotals for each interim period and (2) the amount of dividends per share for each class of shares. The Company's adoption of the guidance resulted in changes to the presentation of the unaudited Statement of Equity as a quarter to date equity rollforward is now also required for the current and comparable period. The Company has implemented the amended disclosure requirements.
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
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through Cinema Accelerator and NCM's digital gaming products including Noovie ARcade, Fantasy Movie League and Noovie Shuffle, which can be played on the mobile apps or at Noovie.com. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Balance Sheet. As of June 27, 2019 and December 27, 2018, the Company had a make-good provision of $5.7 million and $8.0 million, respectively.
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of June 27, 2019, was $47.7 million, which is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three and six months ended June 27, 2019 and June 28, 2018:

	Three Months Ended		Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
National advertising revenue	$77.6	$78.8	$131.6	$133.6
Local advertising revenue	17.7	18.1	30.5	31.6
Regional advertising revenue	6.7	8.2	10.1	12.1
Founding member advertising revenue from beverage concessionaire agreements	8.2	8.6	14.9	16.6
Total revenue	$110.2	$113.7	$187.1	$193.9

Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the six months ended June 27, 2019 were as follows (in millions):

Six Months Ended
June 27, 2019
Balance at beginning of period	$(7.3)
Performance obligations satisfied	7.3
New contract liabilities	(10.7)
Balance at end of period	$(10.7)
As of June 27, 2019 and December 27, 2018, the Company had $14.1 million and $6.0 million in unbilled accounts receivable, respectively.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters ("encumbered theaters"), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to the Company’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles the Company to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended June 27, 2019 and June 28, 2018 and the six months ended June 27, 2019 and June 28, 2018, the Company recorded a reduction to net intangible assets of $5.7 million, $5.6 million, $8.1 million and $7.8 million respectively, related to integration and other encumbered theater payments. These payments received from AMC related to its acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to its acquisition of theaters from Rave Cinemas. During the three months ended June 27, 2019 and June 28, 2018 and the six months ended June 27, 2019 and June 28, 2018, AMC and Cinemark paid a total of $2.5 million, $2.2 million, $10.6 million and $11.5 million respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

4. RELATED PARTY TRANSACTIONS
Founding Member and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC as of June 27, 2019, AMC is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero) TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the date its ownership fell below the 5% threshold (July 5, 2018) and related party transactions with AMC through this period are included within the disclosures below (specifically the first quarter and first six months of 2018).
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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Six Months Ended
Included in the unaudited Condensed Statements of Income: (1)	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (2)	$6.5	$8.6	$11.8	$16.6
Operating expenses:
Theater access fee (3)	14.5	21.5	27.4	42.1
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	0.1	0.3	0.2	0.7
Administrative fee - managing member (5)	3.4	4.8	6.6	8.6
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	—	0.1	0.1	0.2

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the three and six months ended June 28, 2018.

(2)
For the three and six months ended June 27, 2019 and June 28, 2018, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA.

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

	As of
Included in the unaudited Condensed Balance Sheets:	June 27, 2019	December 27, 2018
Purchase of movie tickets and concession products (included in prepaid expenses) (1)	$0.1	$—
Current portion of notes receivable - related parties (1) (2)	2.8	4.2
Interest receivable on notes receivable (included in other current assets) (1) (2)	0.1	0.1
Prepaid administrative fees to managing member (3)	0.5	0.6
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (4)	644.8	657.6

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures as of June 27, 2019 and December 27, 2018 do not include AMC.

(2)	Refer to the discussion of notes receivable from the founding members above.

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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of NCM, Inc.’s IPO, the Company is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and six months ended June 27, 2019 and June 28, 2018 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
AMC	$—	$—	$—	$2.2
Cinemark	7.5	8.3	10.5	11.3
Regal	7.9	8.6	11.0	11.8
Total founding members	15.4	16.9	21.5	25.3
NCM, Inc.	14.6	16.2	20.4	24.3
Total	$30.0	$33.1	$41.9	$49.6
The mandatory distributions of available cash by the Company to Regal and Cinemark for the three months ended June 27, 2019 of $15.4 million is included in amounts due to founding members, net on the unaudited Condensed Balance Sheets as of June 27, 2019 and will be made in the third quarter of 2019. AMC’s distribution for the three months ended June 28, 2018 was split equally between Cinemark and Regal because NCM LLC used a record date of July 6, 2018 (following the sale of AMC's membership units to Cinemark and Regal) to accommodate an agreement between AMC and Cinemark and AMC and Regal. These agreements entitled AMC to half of the second quarter of 2018 available cash distribution, or approximately $2.2 million, of which Cinemark and Regal each independently paid AMC approximately $1.1 million. The mandatory distributions to NCM, Inc. are eliminated in consolidation.
Amounts due to founding members, net as of June 27, 2019 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.2	$1.6	$2.8
Distributions payable to founding members	7.5	7.9	15.4
Integration payments due from founding members	(0.2)	—	(0.2)
Cost and other reimbursement	(0.1)	—	(0.1)
Total amounts due to founding members, net	$8.4	$9.5	$17.9
Amounts due to founding members, net as of December 27, 2018 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.0	$1.5	$2.5
Distributions payable to founding members	13.7	14.2	27.9
Integration payments due from founding members	(0.4)	—	(0.4)
Total amounts due to founding members, net	$14.3	$15.7	$30.0
Amounts due to/from managing member, net were comprised of the following (in millions):

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	June 27, 2019	December 27, 2018
Distributions payable to managing member	$14.6	$26.6
Cost and other reimbursement	0.9	1.1
Total amounts due to managing member, net	$15.5	$27.7
The Amounts due from founding members, net balance as of June 27, 2019 and December 27, 2018 per the Condensed Balance Sheets relates to payments due from AMC to NCM LLC. Given that AMC ceased being a related party as of July 5, 2018, the detail of that balance has not been included within the tables above.
As of June 28, 2018, AMC owned 1.0 million shares of NCM, Inc. common stock. During the three and six months ended June 28, 2018, AMC received cash dividends of approximately $0.1 million and $0.3 million, respectively on its shares of NCM, Inc. common stock held at that time.
AC JV, LLC Transactions—In December 2013, the Company sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.1 million and $0.9 million as of June 27, 2019 and December 27, 2018, respectively. During the three months ended June 27, 2019 and June 28, 2018 and the six months ended June 27, 2019 and June 28, 2018, NCM LLC received cash distributions from AC JV, LLC of $0.1 million, $0.0 million, $0.1 million and $0.0 million respectively. Equity in earnings from AC JV, LLC for the three months ended June 27, 2019 and June 28, 2018 and the six months ended June 27, 2019 and June 28, 2018, were $0.1 million, $0.1 million, $0.3 million and $0.1 million, respectively, and is included in non-operating expenses in the unaudited Condensed Statements of Income. NCM LLC also received fees from AC JV, LLC of $0.0 million, $0.1 million, $0.0 million, and $0.1 million in the three months ended June 27, 2019 and June 28, 2018 and the six months ended June 27, 2019 and June 28, 2018, respectively, related to the transition services agreement with AC JV, LLC whereby the Company provides certain corporate overhead or creative services or use of facilities in exchange for a fee. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Consolidated Statements of Income.

5. BORROWINGS
The following table summarizes the Company’s total outstanding debt as of June 27, 2019 and December 27, 2018 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	June 27, 2019	December 27, 2018	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	27.0	27.0	June 20, 2023	(1)
Term loan	268.0	269.4	June 20, 2025	(1)
Senior unsecured notes due 2026	230.0	235.0	August 15, 2026	5.750%
Total borrowings	925.0	931.4
Less: debt issuance costs related to term loan and senior notes	(6.9)	(7.8)
Total borrowings, net	918.1	923.6
Less: current portion of debt	(2.7)	(2.7)
Carrying value of long-term debt	$915.4	$920.9
 ___________________________________________________

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— On June 20, 2018, the Company entered into a credit agreement to replace the Company's senior secured credit facility, dated as of February 13, 2007, as amended (the “previous facility”). Consistent with the structure of the previous facility, the agreement consists of a term loan facility and a revolving credit facility. As of June 27, 2019, the Company’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $268.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
Revolving Credit Facility—The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of June 27, 2019, the Company’s total availability under the $175.0 million revolving credit facility was $143.2 million, net of $27.0 million outstanding and $4.8 million in letters of credit.  The unused line fee is 0.50% per annum which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for the Company (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023, which is contingent upon the refinancing of the Company's Notes due 2022 (defined below, see “Senior Secured Notes due 2022”) on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the revolving credit facility will instead mature on December 30, 2021. The weighted-average interest rate on the revolving credit facility as of June 27, 2019 was 5.35%.
Term Loan—The interest rate on the term loan is a rate chosen at the Company’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The interest rate on the term loan as of June 27, 2019 was 5.44%. The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of June 27, 2019, NCM LLC has paid principal of $2.0 million, reducing the outstanding balance to $268.0 million. The term loan will mature on June 20, 2025 contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the term loan will instead mature on December 30, 2021.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of June 27, 2019, the Company’s consolidated net senior secured leverage ratio was 3.14 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) the Company's consolidated net total leverage ratio was 4.24 times (versus the covenant of 6.25 times).
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
Senior Unsecured Notes due 2026—On August 19, 2016, the Company completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of the Company. NCM LLC repurchased and canceled a total of $5.0 million and $15.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of June 27, 2019. These repurchases were treated as partial debt extinguishments and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.0 million, $0.0 million, $0.3 million and $0.0 million during the three months ended June 27, 2019 and June 28, 2018 and six months ended June 27, 2019 and June 28, 2018, respectively.
6. COMMITMENTS AND CONTINGENCIES

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities - The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has a right-of-use (“ROU”) assets of $21.2 million and short-term and long-term lease liabilities of $1.3 million and $23.9 million, respectively, on the balance sheet as of June 27, 2019, for all material leases with terms longer than twelve months. These balances are included within 'Other assets', 'Other current liabilities' and 'Other liabilities', respectively, on the unaudited Condensed Balance Sheets. The Company has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. As of June 27, 2019, the Company had a weighted average remaining lease term of 10.8 years on these leases.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the three and six months ended June 27, 2019, the Company recognized the following components of total lease cost (in millions). These costs are presented within selling and marketing costs and administrative and other costs within the unaudited Condensed Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended	Six Months Ended
	June 27, 2019	June 27, 2019
Operating lease cost	$0.8	$1.6
Short-term lease cost	—	0.1
Variable lease cost	0.2	0.3
Total lease cost	$1.0	$2.0

The Company made total lease payments of $0.8 million and $1.6 million during the three and six months ended June 27, 2019. These payments are included within cash flows from operating activities within the unaudited Condensed Statement of Cash Flows. The minimum lease payments under noncancelable operating leases as of December 27, 2018 were as follows (in millions).

Year	Minimum Lease Payments
2019	$3.5
2020	3.3
2021	3.4
2022	3.4
2023	3.4
Thereafter	22.1
Total	$39.1
The future lease payments under noncancelable operating leases as of June 27, 2019 were as follows (in millions).

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Year	Future Lease Payments
2019 (June 28, 2019 - December 26, 2019)	$1.7
2020	3.3
2021	3.3
2022	3.4
2023	3.4
2024	3.5
Thereafter	18.7
Total	37.3
Less: Imputed interest on future lease payments	(12.1)
Total lease liability as of June 27, 2019 per the Condensed Balance Sheet	$25.2
When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of June 27, 2019, the Company’s weighted average annual discount rate was 7.43%.
Operating Commitments - ESAs and Affiliate Agreements - The Company has entered into long-term ESAs with the founding members and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 3 - Intangible Assets. These ESA and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and was therefore, reclassified in the current period from 'Depreciation and amortization expense' to 'Amortization of intangibles recorded for network theater screen leases' within the unaudited Condensed Statement of Income.
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this next increase occurring in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of June 27, 2019 and December 27, 2018, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of June 27, 2019, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $90.1 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. Additionally, the Company accrued $0.7 million and $0.1 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of June 27, 2019 and December 27, 2018, respectively.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Other investments consisted of the following (in millions):

	As of
	June 27, 2019	December 27, 2018
Investment in AC JV, LLC (1)	$1.1	$0.9
Other investments (2)	2.1	2.1
Total	$3.2	$3.0

(1)	Refer to Note 4—Related Party Transactions. This investment is accounted for utilizing the equity method.

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

During the three months ended June 27, 2019 and June 28, 2018 and the six months ended June 27, 2019 and June 28, 2018, the Company recorded impairment charges of $0.0 million, $0.0 million, $0.0 million and $0.4 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of June 27, 2019 and June 28, 2018. As of June 27, 2019, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of June 27, 2019 and December 27, 2018, the Company had notes receivable totaling $4.2 million and $5.6 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable. The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

NATIONAL CINEMEDIA, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of June 27, 2019		As of December 27, 2018
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loan	$268.0	$267.3	$269.4	$261.2
Notes due 2022	400.0	405.0	400.0	401.8
Notes due 2026	230.0	218.5	235.0	211.0

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.
8. SUBSEQUENT EVENT
NCM, Inc. appointed Thomas F. Lesinski as Chief Executive Officer ("CEO") of NCM, Inc. effective as of August 2, 2019. In connection with his appointment as CEO, Mr. Lesinski resigned from NCM, Inc.'s Board of Directors as Chairman, member of the Audit Committee and as the independent director designated by Cinemark. The NCM, Inc. Board of Directors subsequently appointed Mr. Lesinski as a member of the NCM, Inc. Board of Directors in his role as CEO. The NCM, Inc. Board of Directors also appointed Mark B. Segall to serve as Chairman of the NCM, Inc. Board of Directors.

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
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator and our other digital gaming products including Noovie ARcade, Fantasy Movie League and Noovie Shuffle which can be played on the mobile apps or at Noovie.com. As of June 27, 2019, over 3.0 million movie goers have downloaded our mobile apps. We have long-term ESAs (approximately 18 years remaining as of June 27, 2019) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between September 2019 and July 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 15.5 years as of June 27, 2019. The ESAs and network affiliate agreements grant us exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (95% digital cinema projectors and 5% LCD projectors) as of June 27, 2019.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with members of management to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per screen per week, national and local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future distributions to members. Financial results, including the metrics outlined above, are presented to the Board of Directors on a monthly basis.
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
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except margin data):

								% Change
	Q2 2019		Q2 2018		YTD 2019		YTD 2018	Q2 2019 to Q2 2018	YTD 2019 to YTD 2018
Revenue	$110.2		$113.7		$187.1		$193.9	(3.1)%	(3.5)%
Operating expenses:
Advertising	47.3		46.6		86.5		89.2	1.5%	(3.0)%
Network, administrative and unallocated costs	25.2		26.9		52.0		53.5	(6.3)%	(2.8)%
Total operating expenses	72.5		73.5		138.5		142.7	(1.4)%	(2.9)%
Operating income	37.7		40.2		48.6		51.2	(6.2)%	(5.1)%
Non-operating expenses	14.1		15.2		27.9		28.9	(7.2)%	(3.5)%
Income tax expense	0.1		—		0.1		0.3	(100.0)%	(66.7)%
Net income	$23.5	—	$25.0	—	$20.6	—	$22.0	(6.0)%	(6.4)%

Adjusted OIBDA	$50.2		$52.3		$72.3		$75.6	(4.0)%	(4.4)%
Adjusted OIBDA margin	45.6%		46.0%		38.6%		39.0%	(0.4)%	(0.4)%
Total theater attendance (in millions) (1)	185.3		194.1		334.0		371.1	(4.5)%	(10.0)%

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
The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q2 2019	Q2 2018	YTD 2019	YTD 2018
Operating income	$37.7	$40.2	$48.6	$51.2
Depreciation expense	3.3	3.0	6.6	5.9
Amortization expense (1)	—	7.0	—	13.6
Amortization of intangibles recorded for network theater screen leases (1)	7.0	—	13.9	—
Share-based compensation costs (2)	2.1	2.1	2.9	4.9
CEO transition costs	0.1	—	0.3	—
Adjusted OIBDA	$50.2	$52.3	$72.3	$75.6
Total revenue	$110.2	$113.7	$187.1	$193.9
Adjusted OIBDA margin	45.6%	46.0%	38.6%	39.0%

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

(2)
Share-based compensation costs are included in network operations, selling and marketing, administrative expense and administrative fee – managing member in the accompanying unaudited Condensed Financial Statements. These costs represent both non-cash charges and cash charges paid through the administrative fee with the managing member. The amount of share-based compensation costs that were non-cash were $0.9 million, $1.0 million, $1.4 million and $2.8 million for the three months ended June 27, 2019 and June 28, 2018 and the six months ended June 27, 2019 and June 28, 2018, respectively.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first six months ended June 27, 2019 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 27, 2018	16,768	4,404	21,172
Lost affiliates, net of new affiliates (1)	—	(240)	(240)
Openings, net of closures	81	32	113
Balance as of June 27, 2019	16,849	4,196	21,045
______________________________________

(1)
Represents the loss of one of our affiliates that did not renew its contract resulting in a reduction of 244 affiliate screens to our network, offset by the addition of one new affiliate which added 4 new screens to our network during the six months ended June 27, 2019.

Our founding member and network affiliate agreements allow us to sell cinema advertising across the largest network of digitally equipped theaters in the U.S. We believe that our market coverage strengthens our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms by allowing advertisers the broad reach and national scale that they need to effectively reach their target audiences.

Basis of Presentation
The results of operations data for the three months ended June 27, 2019 (second quarter of 2019) and June 28, 2018 (second quarter of 2018) and the six months ended June 27, 2019 and June 28, 2018, was derived from the unaudited Condensed Financial Statements and accounting records of NCM LLC and should be read in conjunction with the notes thereto.
Results of Operations
Second Quarter of 2019 and Second Quarter of 2018
Revenue. Total revenue decreased 3.1%, from $113.7 million for the second quarter of 2018 to $110.2 million for the second quarter of 2019. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q2 2019	Q2 2018	Q2 2019 to Q2 2018	Q2 2019 to Q2 2018
National advertising revenue	$77.6	$78.8	$(1.2)	(1.5)%
Local advertising revenue	17.7	18.1	(0.4)	(2.2)%
Regional advertising revenue	6.7	8.2	(1.5)	(18.3)%
Founding member advertising revenue from beverage concessionaire agreements	8.2	8.6	(0.4)	(4.7)%
Total revenue	$110.2	$113.7	$(3.5)	(3.1)%
The following table shows data on theater attendance and revenue per attendee for the second quarter of 2019 and the second quarter of 2018:

			% Change
	Q2 2019	Q2 2018	Q2 2019 to Q2 2018
National advertising revenue per attendee	$0.419	$0.406	3.2%
Local advertising revenue per attendee	$0.096	$0.093	3.2%
Regional advertising revenue per attendee	$0.036	$0.042	(14.3)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.550	$0.541	1.7%
Total advertising revenue per attendee	$0.595	$0.586	1.5%
Total theater attendance (in millions) (1)	185.3	194.1	(4.5)%

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $1.2 million, or 1.5%, decrease in national advertising revenue (excluding beverage revenue from founding members) was primarily due to a 10.4% decrease in national advertising CPMs (excluding beverage), partially offset by a 4.3% increase in impressions sold. The decrease in national advertising CPMs (excluding beverage) was primarily due to a decrease in scatter market demand, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date typically at higher CPMs, in the second quarter of 2019, compared to the second quarter of 2018. The increase in impressions sold was primarily due to an increase in national advertising utilization from 101.5% in the second quarter of 2018 to 110.8% in the second quarter of 2019, partially offset by a 4.5% decrease in network attendance due to a weaker movie slate during the second quarter of 2019. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.
Local advertising revenue. The $0.4 million, or 2.2%, decrease in local advertising revenue was primarily due to a 7.7% decrease in the volume of local contracts and a 2.1% decrease in the average contract value for the second quarter of 2019, compared to the second quarter of 2018, driven by a reduction in the local sales force following a realignment of sales territories in late 2018. These decreases in local advertising revenue were partially offset by an increase in local digital sales revenue in the second quarter of 2019, compared to the second quarter of 2018.
Regional advertising revenue. The $1.5 million, or 18.3%, decrease in regional advertising revenue was primarily due to a $1.0 million shift in spend within the automotive category from regional advertising in the second quarter of 2018, to national advertising in the second quarter of 2019 and a decrease in regional digital sales revenue.
Founding member beverage revenue. The $0.4 million, or 4.7%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 3.8% decrease in founding member attendance, partially offset by a 0.7% increase in beverage revenue CPMs, in the second quarter of 2019, compared to the second quarter of 2018. The 2019 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2017 to 2018, which increased 0.7%.
Operating expenses. Total operating expenses decreased $1.0 million, or 1.4%, from $73.5 million for the second quarter of 2018 to $72.5 million for the second quarter of 2019.  The following table shows the changes in operating expense for the second quarter of 2019 and the second quarter of 2018 (in millions):

			$ Change	% Change
	Q2 2019	Q2 2018	Q2 2019 to Q2 2018	Q2 2019 to Q2 2018
Advertising operating costs	$9.9	$9.2	$0.7	7.6%
Network costs	3.4	3.3	0.1	3.0%
Theater access fees—founding members	21.6	21.5	0.1	0.5%
Selling and marketing costs	16.2	16.7	(0.5)	(3.0)%
Administrative and other costs	7.7	8.0	(0.3)	(3.8)%
Administrative fee—managing member	3.4	4.8	(1.4)	(29.2)%
Depreciation expense	3.3	3.0	0.3	10.0%
Amortization expense	—	7.0	(7.0)	(100.0)%
Amortization of intangibles recorded for network theater screen leases	7.0	—	7.0	100.0%
Total operating expenses	$72.5	$73.5	$(1.0)	(1.4)%

Advertising operating costs. Advertising operating costs increased $0.7 million, or 7.6%, from $9.2 million for the second quarter of 2018 to $9.9 million for the second quarter of 2019. The increase was primarily related to a $0.4 million increase in affiliate advertising payments driven by a 1.0%, or 42 screen, increase in the number of average affiliate screens as of the second quarter of 2019, compared to the second quarter of 2018, and an increase in the guaranteed minimums owed to affiliates of $0.3 million during the second quarter of 2019, compared to the second quarter of 2018. Advertising operating costs also increased due to a $0.2 million increase in production costs associated with the Noovie pre-show.
Network costs. Network costs increased $0.1 million, or 3.0%, from $3.3 million for the second quarter of 2018 to $3.4 million for the second quarter of 2019.
Theater access fees—founding members. Theater access fees increased $0.1 million, or 0.5%, from $21.5 million in the second quarter of 2018 to $21.6 million in the second quarter of 2019. The expense associated with founding member attendance decreased $0.5 million due a 3.8% decrease in attendance at founding members’ theaters, which was partially offset by a $0.4 million increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of June 27, 2019), including higher quality digital cinema projectors and related equipment, due to the annual 5% rate increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $0.5 million, or 3.0%, from $16.7 million for the second quarter of 2018 to $16.2 million for the second quarter of 2019. This decrease was primarily related to a $1.1 million decrease in personnel related expenses primarily due to 1) a decrease in commissions related to lower revenue and a reduction in sales force associated with a realignment of sales territories in late 2018 and 2) lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2019 compared to 2018. These decreases were partially offset by a $0.2 million increase in company advertising expense related to online and social media platforms and a $0.2 million increase in online publisher expense due to higher digital revenue in the second quarter of 2019, compared to the second quarter of 2018.
Administrative and other costs. Administrative and other costs decreased $0.3 million, or 3.8%, from $8.0 million for the second quarter of 2018 to $7.7 million for the second quarter of 2019. This decrease was primarily related to a $0.6 million decrease in professional fees related to our digital service offerings, partially offset by an increase in consulting services.
Administrative fee—managing member. Administrative fee—managing member decreased $1.4 million, or 29.2% from $4.8 million for the second quarter of 2018 to $3.4 million for the second quarter of 2019 due primarily to a $1.1 million decrease in legal and professional expense related primarily to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018 and a $0.4 million decrease in personnel related expenses from salary and bonus due to the absence of a CEO in the second quarter of 2019, compared to the second quarter of 2018. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.
Depreciation expense. Depreciation expense increased $0.3 million, or 10.0%, from $3.0 million for the second quarter of 2018 to $3.3 million for the second quarter of 2019, primarily due to new fixed assets being placed into service in 2019, compared to 2018.
Amortization expense and Amortization of intangibles recorded for network theater screen leases. Amortization of our ESA and affiliate intangibles was at $7.0 million for the second quarter of 2018, consistent with the $7.0 million of amortization of intangibles recorded for network theater screen leases for the second quarter of 2019. Following the adoption of ASC 842, as discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified from amortization expense to amortization of intangibles recorded for network theater screen leases as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense.
Non-operating expenses.  Total non-operating expenses decreased $1.1 million, or 7.2%, from $15.2 million for the second quarter of 2018 to $14.1 million for the second quarter of 2019. The following table shows the changes in non-operating expense for the second quarter of 2019 and the second quarter of 2018 (in millions):

			$ Change	% Change
	Q2 2019	Q2 2018	Q2 2019 to Q2 2018	Q2 2019 to Q2 2018
Interest on borrowings	$14.2	$14.1	$0.1	0.7%
Interest income	—	(0.1)	0.1	(100.0)%
Loss on extinguishment of debt	—	1.2	(1.2)	(100.0)%
Other non-operating income	(0.1)	—	(0.1)	(100.0)%
Total non-operating expenses	$14.1	$15.2	$(1.1)	(7.2)%
The increase in non-operating expense was due primarily to the absence of a $1.2 million loss on the extinguishment of debt related to the refinancing of the senior secured credit facility in the second quarter of 2018.
Net income. Net income decreased $1.5 million from $25.0 million for the first quarter of 2018 to $23.5 million for the first quarter of 2019. The decrease in net income was due to a $2.5 decrease in operating income and a a $0.1 million increase in income tax expense, partially offset a $1.1 million decrease in non-operating expense, as discussed above.
Six months ended June 27, 2019 and June 28, 2018
Revenue. Total revenue decreased 3.5%, from $193.9 million for the six months ended June 28, 2018 to $187.1 million for the six months ended June 27, 2019.  The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	June 27, 2019	June 28, 2018	YTD 2019 to YTD 2018	YTD 2019 to YTD 2018
National advertising revenue	$131.6	$133.6	$(2.0)	(1.5)%
Local advertising revenue	30.5	31.6	(1.1)	(3.5)%
Regional advertising revenue	10.1	12.1	(2.0)	(16.5)%
Founding member advertising revenue from beverage concessionaire agreements	14.9	16.6	(1.7)	(10.2)%
Total revenue	$187.1	$193.9	$(6.8)	(3.5)%
The following table shows data on theater attendance and revenue per attendee for the six months ended June 27, 2019 and June 28, 2018:

	Six Months Ended		% Change
	June 27, 2019	June 28, 2018	YTD 2019 to YTD 2018
National advertising revenue per attendee	$0.394	$0.360	9.4%
Local advertising revenue per attendee	$0.091	$0.085	7.1%
Regional advertising revenue per attendee	$0.030	$0.033	(9.1)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.516	$0.478	7.9%
Total advertising revenue per attendee	$0.560	$0.523	7.1%
Total theater attendance (in millions) (1)	334.0	371.1	(10.0)%
National advertising revenue. The $2.0 million, or 1.5%, decrease in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 2.2% decrease in national advertising CPMs (excluding beverage) and a 1.4% decrease in impressions sold. The decrease in national advertising CPMs (excluding beverage) in the six months ended June 27, 2019, compared to the six months ended June 28, 2018, was due to lower demand in the scatter market, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date typically at higher CPMs. The decrease in impressions was primarily related to a 10.0% decrease in network attendance, partially offset by an increase in national advertising utilization from 98.5% in the six months ended June 28, 2018 to 107.8% in the six months ended June 27, 2019. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.
Local advertising revenue. The $1.1 million, or 3.5%, decrease in local advertising revenue was primarily due to a 10.2% decrease in the volume of local contracts driven by a reduction in headcount following a realignment of sales territories in late 2018 and due to the timing of several large contracts shifting into the second half of 2019 from the second quarter of 2019, partially offset by an increase in local digital sales revenue and a 2.3% increase in the average contract value driven by contracts under $100,000 in the six months ended June 27, 2019, compared to the six months ended June 28, 2018.
Regional advertising revenue. The $2.0 million, or 16.5%, decrease in regional advertising revenue was primarily due to both a reduction in spend and a $1.0 million shift from regional advertising to national advertising within our automotive category during the first six months of 2018, compared to the first six months of 2019.
Founding member beverage revenue. The $1.7 million, or 10.2%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 9.6% decrease in founding member attendance, partially offset by a 0.7% increase in beverage revenue CPMs, in the six months ended June 27, 2019, compared to the six months ended June 28, 2018. The 2019 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2017 to 2018, which increased 0.7%.
Operating expenses. Total operating expenses decreased $4.2 million, or 2.9%, from $142.7 million for the six months ended June 28, 2018 to $138.5 million for the six months ended June 27, 2019.  The following table shows the changes in operating expense for the six months ended June 27, 2019 and June 28, 2018 (in millions):

	Six Months Ended			$ Change	% Change
	June 27, 2019	—	June 28, 2018	YTD 2019 to YTD 2018	YTD 2019 to YTD 2018
Advertising operating costs	$17.2		$16.2	$1.0	6.2%
Network costs	6.9		6.8	0.1	1.5%
Theater access fees—founding members	40.7		42.1	(1.4)	(3.3)%
Selling and marketing costs	31.4		32.7	(1.3)	(4.0)%
Administrative and other costs	15.2		16.8	(1.6)	(9.5)%
Administrative fee—managing member	6.6		8.6	(2.0)	(23.3)%
Depreciation expense	6.6		5.9	0.7	11.9%
Amortization expense	—		13.6	(13.6)	(100.0)%
Amortization of intangibles recorded for network theater screen leases	13.9		—	13.9	100.0%
Total operating expenses	$138.5		$142.7	$(4.2)	(2.9)%
Advertising operating costs. Advertising operating costs increased $1.0 million, or 6.2%, from $16.2 million for the six months ended June 28, 2018 to $17.2 million for the six months ended June 27, 2019. The increase was primarily related to a $0.6 million increase in affiliate advertising payments driven by a 3.6%, or 148 screen, increase in the number of average affiliate screen count as of the six months ended June 27, 2019, compared to the six months ended June 28, 2018, and an increase in the guaranteed minimums owed to affiliates of $0.6 million during the first six months of 2019, compared to the first six months of 2018. Advertising operating costs also increased due to a $0.2 million increase in personnel related expenses due to higher salaries from certain personnel moving from sales and marketing roles to advertising operations roles.
Network costs. Network costs increased $0.1 million, or 1.5%, from $6.8 million for the six months ended June 28, 2018 to $6.9 million for the six months ended June 27, 2019.
Theater access fees—founding members. Theater access fees decreased $1.4 million, or 3.3%, from $42.1 million in the six months ended June 28, 2018 to $40.7 million for the six months ended June 27, 2019. The expense associated with founding member attendance decreased $2.4 million due a 9.6% decrease in attendance at founding members’ theaters, which was partially offset by a $0.9 million increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of June 27, 2019), including higher quality digital cinema projectors and related equipment, due to the annual 5% rate increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $1.3 million, or 4.0%, from $32.7 million for the six months ended June 28, 2018 to $31.4 million for the six months ended June 27, 2019. This decrease was primarily due to a $2.3 million decrease in personnel related expenses which was the result of lower salaries and commissions due to a reduction in sales force in late 2018 and lower non-cash share-based compensation expense due to a decrease in the volume of awards granted in 2019, compared to 2018. The decrease was also due to a $0.4 million non-cash impairment charge realized in the six months ended June 28, 2018, related to investments obtained in prior years in exchange for advertising services, and no such expense in the six months ended June 27, 2019. These decreases were partially offset by an increase in expenses related to sales meetings, including related travel expenses, due to the timing of meetings, an increase in company advertising expense associated with online and social media platforms, and an increase in online publisher expense related to higher digital revenue in the six months ended June 27, 2019, compared to the six months ended June 28, 2018.
Administrative and other costs. Administrative and other costs decreased $1.6 million, or 9.5%, from $16.8 million for the six months ended June 28, 2018 to $15.2 million for the six months ended June 27, 2019. This decrease was primarily related to a $1.5 million decrease in personnel related expenses driven by a $1.3 million increase in capitalized personnel costs driven by the nature of the work being performed by our information technology department and a $1.2 million decrease in professional fees related to our digital product services, partially offset by a $0.6 million increase in consulting services for the six months ended June 27, 2019, compared to the six months ended June 28, 2018.
Administrative fee—managing member. Administrative fee—managing member decreased $2.0 million, or 23.3% from $8.6 million for the six months ended June 28, 2018 to $6.6 million for the six months ended June 27, 2019. This decrease was primarily related to a $1.5 million decrease in personnel related expenses driven by a $0.9 million decrease in salary and bonus expense due to the absence of a CEO and a $0.5 million decrease in non-cash share-based compensation expense related to the absence of a CEO in the first six months of 2019. Administrative and other costs also decreased due to a $0.8 million decrease in legal and professional services primarily related to a $1.2 million decrease in legal fees from the negotiation of the settlement agreement with a large shareholder that occurred in the second quarter of 2018, partially offset by $0.4 million increase in other legal and professional fees for the six months ended June 27, 2019, compared to the six months ended June 28, 2018. These decreases in administrative and other costs were partially offset by a $0.3 million increase in CEO transition fees related to costs incurred in the six months ended June 27, 2019. Amounts recorded are based on the terms of the management services agreement which states NCM LLC pays NCM, Inc. service fees which are equal to the cost of NCM, Inc. employees and any reimbursable costs incurred by NCM, Inc.
Depreciation expense. Depreciation expense increased $0.7 million, or 11.9%, from $5.9 million for the six months ended June 28, 2018 to $6.6 million for the six months ended June 27, 2019, primarily due to new fixed assets being placed into service in 2019, compared to 2018.
Amortization expense and Amortization of intangibles recorded for network theater screen leases. Amortization of the ESA and affiliate intangibles was $13.9 million for the six months ended June 27, 2019 up from the $13.6 million of amortization expense for the six months ended June 28, 2018. Following the adoption of ASC 842, as discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified from amortization expense to amortization of intangibles recorded for network theater screen leases as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense. The $0.3 million increase was due to an increase in the underlying intangible asset balances following our annual common unit adjustment.
Non-operating expenses. Total non-operating expenses decreased $1.0 million, or 3.5%, from $28.9 million for the six months ended June 28, 2018 to $27.9 million for the six months ended June 27, 2019. The following table shows the changes in non-operating expense for the six months ended June 27, 2019 and June 28, 2018 (in millions):

	Six Months Ended		$ Change	% Change
	June 27, 2019	June 28, 2018	YTD 2019 to YTD 2018	YTD 2019 to YTD 2018
Interest on borrowings	$28.6	$27.9	$0.7	2.5%
Interest income	(0.1)	(0.2)	0.1	(50.0)%
(Gain) loss on early retirement of debt	(0.3)	1.2	(1.5)	(125.0)%
Other non-operating income	(0.3)	—	(0.3)	(100.0)%
Total non-operating expenses	$27.9	$28.9	$(1.0)	(3.5)%
The increase in non-operating expense was due primarily to a $1.5 million increase related to the gain (loss) on early retirement of our debt, due primarily to the absence of a $1.2 million loss on the extinguishment of debt related to the refinancing of the senior secured credit facility in the second quarter of 2018, partially offset by a $0.7 million increase in interest on borrowings due to a 0.26% increase in the weighted average interest on borrowings driven by an increase in the LIBOR rate on our term loan for the six months ended June 27, 2019, compared to the six months ended June 28, 2018.
Net Income. Net income decreased $1.4 million from $22.0 million for the six months ended June 28, 2018 to $20.6 million for the six months ended June 27, 2019. The decrease in net income was due to a $2.6 million decrease in operating income, partially offset by a $1.0 million decrease in non-operating expenses, as described above, and a $0.2 million decrease in income tax expense for the six months ended June 27, 2019, compared to the six months ended June 28, 2018.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and six months of 2019 and 2018, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time required as part of these beverage concessionaire agreements decline, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by us to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by us.  Due to a 0.7% increase in segment one CPMs in 2018, the CPM on our beverage concessionaire revenue increased during the first three months of 2019 by 0.7% and the remainder of 2019 will increase by an equivalent percentage.
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
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 27, 2019	December 27, 2018	June 28, 2018	Q1 2019 to YE 2018	Q2 2019 to Q2 2018
Cash and cash equivalents	$4.5	$7.2	$8.3	$(2.7)	$(3.8)
Revolver availability (1)	143.2	143.2	140.0	—	3.2
Total liquidity	$147.7	$150.4	$148.3	$(2.7)	$(0.6)

(1)
The revolving credit facility portion of our total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. Our total capacity under the revolving credit facility was $175.0 million as of June 27, 2019, December 27, 2018 and June 28, 2018. As of June 27, 2019, December 27, 2018 and June 28, 2018, the amount available under our revolving credit facility in the table above, was net of amount outstanding under the revolving credit facility of $27.0 million, $27.0 million and $30.2 million, respectively, and net letters of credit of $4.8 million in each respective period.

As of June 27, 2019, the weighted average remaining maturity of our debt was 4.8 years. As of June 27, 2019, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have generated and used cash as follows (in millions):

	Six Months Ended
	June 27, 2019	—	June 28, 2018
Operating cash flow	$76.0		$80.1
Investing cash flow	(5.4)		(7.2)
Financing cash flow	(73.3)		(69.2)

•
Operating Activities. The $4.1 million decrease in cash provided by operating activities for the six months ended June 27, 2019 compared to the six months ended June 28, 2018 was due primarily to 1) a decrease in the change in accounts receivable of $9.8 million related to timing of collections in the first six months of 2019, compared to the first six months of 2018, 2) a $2.8 million decrease accounts payable, accrued and other expenses due to timing and 3) a $1.4 million decrease in non-cash share-based compensation expense related to the lower volume of awards, for the six months ended June 27, 2019, compared to the six month ended June 28, 2018. These decreases were partially offset by an $10.6 million increase in cash provided by operating activities due to the reclassification in the current period of founding member integration and other encumbered theater payments from cash flows from financing activities upon adoption of ASC 842, as further discussed within Note 1 to the unaudited Condensed Financial Statements included elsewhere in this document.

•
Investing Activities. The $1.8 million decrease in cash used in investing activities for the six months ended June 27, 2019, compared to the six months ended June 28, 2018 was due primarily to a $1.4 million increase in the proceeds from the notes receivable from the founding members for the six months of June 27, 2019, compared to the six months ended June 28, 2018.

•
Financing Activities. The $4.1 million increase in cash used in financing activities during the six months ended June 27, 2019, compared to the six months ended June 28, 2018 was due primarily to a $24.2 million decrease in proceeds from borrowings, net of repayments, and an $11.5 million decrease in cash inflows from financing activities due to the reclassification in the current period of founding member integration and other encumbered theater payments from cash flows from financing activities upon adoption of ASC 842, as further discussed within Note 1 to the unaudited Condensed Financial Statements included elsewhere in this document. These increases were partially offset by a $24.5 million decrease in distributions to founding members, period over period, and a decrease of $6.3 million in the payment of debt issuance costs related to the refinancing of the senior secured credit facility in the second quarter of 2018.

Sources of Capital and Capital Requirements
Our primary source of liquidity and capital resources includes cash from operations, availability under the revolving credit facility and cash on hand. Management believes that future funds generated from our operations and cash on hand should be sufficient to fund working capital requirements, our debt service requirements, opportunistic debt repurchases, and capital expenditures, through the next twelve months. Cash flows can be impacted by the seasonality of advertising sales, interest and repayments on borrowings under our credit agreements and to a lesser extent theater attendance. We are required pursuant to the terms of our operating agreement to distribute our available cash, as defined in the operating agreement, quarterly to our members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended June 27, 2019 was approximately $30.0 million. The Company will also continue to evaluate discretionary use of cash based on future expected leverage levels, NCM LLC investment opportunities and NCM, Inc. dividend policy.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2018 and incorporated by reference herein.  As of June 27, 2019, there were no significant changes in those critical accounting policies except for the change in leases upon the adoption of ASC 842 in the first quarter of 2019 and discussed further within Note 6 – Commitments and Contingencies, to the unaudited Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Contractual and Other Obligations
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2018 and incorporated by reference herein. There were no material changes to our contractual obligations during the six months ended June 27, 2019.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of June 27, 2019, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $27.0 million revolving credit balance and $268.0 million term loan outstanding as of June 27, 2019.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2018 and incorporated by reference herein.
Item 4.  Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) of NCM, Inc., our manager, as appropriate to allow timely decisions regarding required disclosure.  As of June 27, 2019, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 27, 2019 were effective.
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
There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

NATIONAL CINEMEDIA, LLC

By: National CineMedia, Inc., its manager

Date:	August 6, 2019	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2019	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)